Form 10-K
period 2021-12-31
Everest Consolidator Acquisition Corp
filed 2022-04-19
CIK 1863719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-40644

Everest Consolidator Acquisition Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	86-2485792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4041 MacArthur Blvd Newport Beach, CA 92660	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 610-0835

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	MNTN	New York Stock Exchange
Warrants, each whole Warrant exercisable to purchase one share of Class A common stock at a price of $11.50 per share	MNTN WS	New York Stock Exchange
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	MNTN.U	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☒    NO  ☐

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s units began trading on the New York Stock Exchange on November 24, 2021 and the registrant’s shares of Class A common stock and redeemable warrants began separately trading on the New York Stock Exchange on January 14, 2022. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2021, as reported on New York Stock Exchange was $174,118,050.

As of March 21, 2022, there were 17,250,000 shares of the registrant’s Class A common stock and 4,312,500 shares of the registrant’s Class B common stock issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our being a company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	the potential tax consequences of investing in our securities;

•	our financial performance following the IPO (defined below); or

•	the other risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The forward-looking statements contained in this Annual Report on Form 10-K are based on information available to us as of the date of this Annual Report on Form 10-K and on our current expectations and beliefs concerning future developments and their potential effects on us. While we believe such information forms a reasonable basis for such statements, there can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Investors are cautioned not to unduly rely upon these statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. We qualify all of our forward-looking statements by these cautionary statements.

As used in this Annual Report on Form 10-K, unless otherwise stated herein or the context otherwise requires, references to:

•	“Class A common stock” are to our Class A common stock, par value $0.0001 per share.

•	“Class B common stock” are to our Class B common stock, par value $0.0001 per share.

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“DGCL” are to the Delaware General Corporation Law as the same may be amended from time to time;

•

“founder shares” are to shares of our Class B common stock initially issued to our sponsor in a private placement prior to our IPO and the shares of our Class A common stock that will be issued upon the automatic conversion of the Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

•	“IPO” is to our initial public offering of our units, Class A common stock and redeemable warrants, which closed on November 29, 2021.

•	“management” or our “management team” are to our executive officers and directors;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO and upon conversion of working capital loans, if any;

•	“prospectus” means the prospectus filed with the Securities and Exchange Commission, dated November 23, 2021, relating to our IPO.

•	“public shares” are to shares of our Class A common stock sold as part of the units in IPO (whether they are purchased in the IPO or thereafter in the open market);

•

“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

•

“public warrants” are to our warrants sold as part of the units in our IPO (whether they are purchased in the IPO or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or officers or directors (or permitted transferees) following the consummation of our initial business combination;

•

“sponsor” are to Everest Consolidator Sponsor, LLC, a Delaware limited liability company (certain of our directors, officers and their affiliates hold membership interests in our sponsor; our sponsor is controlled by Belay Associates, LLC, and Adam Dooley is the manager of Belay Associates, LLC);

•

“trust account” are to the trust account in the United States, with American Stock Transfer & Trust Company, LLC acting as trustee, into which we deposited certain proceeds from our IPO and the sale of the private placement warrants; and

•	“we,” “us,” “our,” “company” or “our company” refer to Everest Consolidator Acquisition Corporation and its subsidiaries on a consolidated basis.

PART I

Item 1. Business.

Overview

We are an early stage blank check company incorporated on March 8, 2021 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Throughout this Annual Report on Form 10-K we refer to this as our initial business combination. Our ability to locate a potential target is subject to the uncertainties discussed elsewhere in this Annual Report on Form 10-K.

While we may pursue an initial business combination target in any industry, we currently intend to concentrate our efforts in identifying businesses in the wealth management industry, including independent financial advisory providers as well as wealth management-focused technology companies (“Wealthtech” companies). We believe the wealth management industry is highly attractive due to a number of factors including (1) a large total addressable market (“TAM”), (2) strong growth in the market for independent financial advice, (3) opportunities to capitalize on the technological disruption impacting the industry and (4) a large universe of attractive potential targets for our initial business combination.

We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash

Our executive offices are located 4041 MacArthur Blvd, Newport Beach, CA 92660 and our telephone number is (949) 610-0835. We maintain a corporate website at www.belayoneverest.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to invest in our securities.

Founders

We have assembled a team consisting of our management, board of directors and strategic advisors, which we refer to, collectively, as our Founders, who we believe have deep expertise in all aspects of wealth management including growing businesses, scaling technology, marketing, product development and risk management. Experience among our Founders includes senior executive management positions at leading wealth management providers including Goldman Sachs Global Private Client, Citigroup Global Private Bank, Envestnet / Yodlee, BNY Mellon, Boston Private Financial Holdings, Fidelity, Hartford Funds, Mercer Advisors, MetLife Investment Management, TIAA, U.S. Trust and the Harvard Management Company Endowment Board. We will seek to capitalize on the decades of domain expertise, deep network of relationships, and significant access to deal flow offered by industry veterans who comprise our Founder group.

Initial Public Offering

On November 29, 2021, we consummated our initial public offering (our “IPO”) of 17,250,000 units (including 2,250,000 units sold pursuant to the full exercise of the IPO underwriters’ option to purchase additional units to cover over-allotments). Each unit consists of one share of Class A common stock and one-half of one redeemable warrant (the “public warrants”), with each whole warrant entitling the holder thereof to purchase one whole share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $172,500,000.

Simultaneously with the closing of the IPO, we completed the private sale of 6,333,333 warrants (the “private placement warrants”) at a purchase price of $1.50 per private placement warrant (the “private placement”), to the Sponsor, generating gross proceeds to us of $9,500,000. The private placement warrants are identical to the public warrants sold as part of the units in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of the private placement warrants (except to certain permitted transferees) until 30 days after the completion of our initial business combination. The private placement warrants will not be redeemable for cash by the Company and will be exercisable on a cashless basis.

Following the consummation of the IPO, total of $175,950,000 of the net proceeds from the IPO and the private placement, which includes the $6,037,500 deferred underwriting commission, were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by American Stock Transfer & Trust Company, LLC, acting as trustee.

We must complete our initial business combination within 15 months from the closing of our IPO. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, but are not obligated to, extend the period of time to consummate a business combination by two additional three-month periods (for a total of up to 21 months from the closing of the IPO to complete a business combination). Our stockholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

Our Investment Themes

In pursuing an initial business combination, we intend to concentrate our efforts in identifying independent financial advisory providers and Wealthtech companies. We believe the wealth management industry is highly attractive due to a number of factors including (1) a large TAM, (2) strong growth in the market for independent financial advice, (3) opportunities to capitalize on the technological disruption impacting the industry and (4) a large universe of attractive potential targets for our initial business combination. The wealth management industry has demonstrated its strength and resiliency in light of several economic disruptions in recent decades, supported by multiple factors including GDP performance, higher disposable incomes and higher rates of saving.

Acquisition Criteria

We have developed the following strategic, non-exclusive investment exhibits criteria that we will use to screen for and evaluate target businesses. We will seek to acquire a business that exhibits some or all of the following criteria:

•

operates in the wealth management industry, including independent financial advisory firms, RIA firms, hybrid RIA firms, independent broker-dealers, multi-family office platforms, and Wealthtech companies

•	has a strong management team with a track record of driving growth and profitability, and can benefit from the vast network, experience and guidance of our Founders

•	can benefit from being a publicly-traded company, with access to broader capital markets, to achieve the company’s business strategy

•	can enhance stockholder value through a combination with us, and offer an attractive risk-adjusted return for our stockholders

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC

We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We intend to acquire a company with an enterprise value significantly above the net proceeds of the IPO and the sale of the private placement warrants. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued by banks or other lenders or the owners of the target, a private placement of equity or debt, or a combination of the foregoing. If we do not complete our initial business combination within the required time period, including because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.

Our Acquisition Process

We believe that conducting comprehensive due diligence on prospective investments is particularly important within the wealth management industry. We will utilize the diligence, rigor and expertise of our management and members of our board of directors to evaluate potential targets’ strengths, weaknesses and opportunities to identify the relative risk and return profile of any potential target for our initial business combination. Given our management team’s extensive tenure investing in the wealth management industry, we expect that we will often be familiar with the prospective target’s end-market, competitive landscape and business model.

In evaluating a potential target business, we expect to conduct a comprehensive due diligence review to seek to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis, detailed document reviews, multiple meetings with management, consultations with relevant industry experts, competitors, customers and suppliers, as well as a review of additional information that we will seek to obtain as part of our analysis of a target company.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or strategic advisors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team, including our officers and directors, will directly or indirectly own our securities following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination. Each of our officers and directors, as well as our management teams, may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such business combination.

Each of our directors, director nominees and officers presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will be permitted by our organizational documents to discharge his or her fiduciary or contractual obligations to present such opportunity to such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officers of the company and it is an opportunity that we are able to complete on a reasonable basis.

Our sponsor, officers, directors and strategic advisors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers, directors or strategic advisors are not required to commit any specified amount of time or resources to our affairs and, accordingly, will have conflicts of interest in allocating management time and resources among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Initial Business Combination

So long as our securities are then listed on the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed transaction will include such opinion.

We will have until 15 months from the closing of our IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, but are not obligated to, extend the period of time to consummate a business combination by two additional three-month periods (for a total of up to 21 months from the closing of our IPO to complete a business combination). Our stockholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. This feature is different from some other special purpose acquisition companies, in which any extension of the company’s period to consummate an initial business combination would require a vote of the company’s stockholders and in connection with such vote stockholders would have the right to redeem their public shares. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and American Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five business days’ advance notice prior to each deadline, must deposit into the trust account an additional $0.10 per share of Class A common stock, or $1,725,000, on or prior to the date of such deadline. At such additional deposits, in each case, our sponsor or its affiliates or designees will receive an additional 1,150,000 private placement, with the same terms as the original private placement warrants. In the event that we receive notice from our sponsor five business days prior to a deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to such deadline. In addition, we intend to issue a press release the day after a deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.30 per share of common stock if we were to extend the period of time to consummate our initial business combination once, and approximately $10.40 per share of common stock if we were to extend the period of time to consummate our initial business combination twice, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Any such parties may co-invest with us in the target business at the time of our initial business combination or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance.” The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our sponsor and its permitted transferees, if any, will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all common stock outstanding upon completion of the IPO plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of our Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of shares of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

We anticipate structuring our initial business combination so that the post-business combination company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in us incurring losses and will reduce the funds we can use to complete another business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A common stock (or shares of a new holding company) or for a combination of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of shares of our Class A common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of shares of our Class A common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of shares of our Class A common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds our IPO and the sale of the private placement warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of shares of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following the IPO. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. Our amended and restated certificate of incorporation provides that prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond the completion window or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read our prospectus and our other publicly available filings with the SEC and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. We may engage professional firms or other individuals that specialize in business acquisitions, including the underwriter or one of its affiliates, or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Delaware law.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public stockholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the IPO (or 18 months or 21 months, as applicable) or (B) with respect to any other provision relating to the rights of holders of our Class A common stock.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If we held a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need 6,468,751 or 37.5% of the 17,250,000 public shares sold the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination, and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the IPO (or 18 months or 21 months, as applicable) or (B) with respect to any other provision relating to the rights of holders of shares of our Class A common stock.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements,

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then- current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation If No Initial Business Combination

As stated above, if we have not consummated an initial business combination within 15 months from the closing of IPO (or 18 months or 21 months, as applicable), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 15 months from the closing of the IPO (or 18 months or 21 months, as applicable) or any other approved extension of such period. Our amended and restated certificate of incorporation provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Delaware law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 15 months from the closing of the IPO (or 18 months or 21 months, as applicable) or any other approved extension of such period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the IPO (or 18 months or 21 months, as applicable) or (B) with respect to any other provision relating to the rights of holders of shares of our Class A common stock, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the up to $2,000,000 held outside the trust account, plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the proceeds from the sale of the private placement warrants, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be $10.20 per share. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than $10.20 per share. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. BofA Securities Inc. and Marcum LLP have not executed an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by (A) a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or (B) a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the IPO underwriter against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the IPO underwriter against certain liabilities, including liabilities under the Securities Act. We will have access to up to $2,000,000 following the IPO and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder. In the event that our offering expenses exceed our estimate of $600,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months from the closing of the IPO (or 18 months or 21 months, as applicable) or any other approved extension of such period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months from the closing of the IPO (or 18 months or 21 months, as applicable) or any other approved extension of such period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 15 months from the closing of the IPO (or 18 months or 21 months, as applicable) or any other approved extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the IPO underwriter against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 15 months from the closing of the IPO (or 18 months or 21 months, as applicable) or such longer period as approved by the stockholders and reflected in our amended and restated certificate of incorporation from the closing of the IPO, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the IPO (or 18 months or 21 months, as applicable) or (B) with respect to any other provision relating to the rights of holders of shares of our Class A common stock, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 15 months from the closing of the IPO (or 18 months or 21 months, as applicable) or any other approved extension period, with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Employees

We currently have two non-employee executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any employees prior to the completion of our initial business combination.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Periodic Reporting and Audited Financial Statements

Our units, Class A common stock and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the Securities and Exchange Commission (the “SEC”). In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards as promulgated by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The occurrence of any of the events described below could harm our business, operating results, financial condition, liquidity, or prospects. In any such event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business. See “Forward-Looking Statements.”

Risk Factor Summary

An investment in our Class A common stock involves a high degree of risk. Among these important risks are the following:

•	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team and members of our Board may not be indicative of future performance of an investment in us.

•

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though holders of a majority of our common stock do not support such a combination.

•	If we seek stockholder approval of our initial business combination, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

•

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic, inflation and interest rates and geopolitical events globally, and the status of debt and equity markets.

•

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share or less than such amount in certain circumstances, and our warrants will expire worthless.

•

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

•

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrant holders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

•

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes as well as expenses relating to the administration of the trust account and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

•	Certain agreements related to the IPO may be amended without stockholder approval.

•

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.20 per share.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though holders of a majority of our common stock do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our common stock do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor has agreed to vote its founder shares, as well as any public shares purchased during or after the IPO, in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need 6,468,751 or 37.5% of the 17,250,000 public shares sold in the IPO to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our sponsor owns shares representing 20% of our outstanding shares of common stock following the completion of the IPO. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor agreed to vote its founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many public stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

Our sponsor has the right to extend the term we have to consummate our initial business combination to up to 21 months from the closing of the IPO without providing our stockholders with a corresponding vote or redemption right.

We will initially have until 15 months from the closing of the IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, but are not obligated to, extend the period of time to consummate a business combination by two additional three-month periods (for a total of up to 21 months from the closing of the IPO to complete a business combination). Our stockholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. This feature is different from some other special purpose acquisition companies, in which any extension of the company’s period to consummate an initial business combination would require a vote of the company’s stockholders and in connection with such vote stockholders would have the right to redeem their public shares.

Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and American Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five business days’ advance notice prior to each deadline, must deposit into the trust account an additional $0.10 per share of Class A common stock, or $1,725,000, on or prior to the date of such deadline. At such additional deposits, in each case, our sponsor or its affiliates or designees will receive an additional 1,150,000 private placement, with the same terms as the original private placement warrants. In the event that we receive notice from our sponsor five business days prior to a deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to such deadline. In addition, we intend to issue a press release the day after a deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 15 months from the closing of our IPO (or 18 months or 21 months, as applicable). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 15 months from the closing of our IPO (or 18 months or 21 months, as applicable). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

For example, the coronavirus (“COVID-19”) pandemic continues to have material adverse effects in both the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, which are highly uncertain and cannot be predicted, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our management team, sponsor or directors or any of their respective affiliates to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrant holders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. There is no limit on the number of shares our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” However, our amended and restated certificate of incorporation will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic, inflation and interest rates and geopolitical events globally, and the status of debt and equity markets.

The outbreak of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19, inflation, fluctuations in interest rates, geopolitical events globally, and other related events could have a material adverse effect on our ability to raise adequate financing, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, because we are obligated to pay cash for the shares of Class A common stock that our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 15 months, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 15 months, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our IPO, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 15 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes as well as expenses relating to the administration of the trust account and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our IPO and the sale of the private placement warrants, only approximately $2,000,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $600,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to withdraw interest from the trust account and/or borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some other blank check companies, if (i) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share; (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we expect to focus our search for a target business in the wealth management industry, including independent financial advisory providers as well as wealth management-focused technology companies, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to complete our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our management team may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations could take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any members of our management team will remain with us after the completion of our business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our IPO and the sale of the private placement warrants of $178,550,000 will be available to complete our business combination and pay related fees and expenses (which includes up to approximately $6,037,500 for the payment of deferred underwriting commissions).

We may complete our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to complete our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In order to complete our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrant holders may not support.

In order to complete a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreement. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or change our industry focus in order to complete our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or in our initial business combination. Our initial stockholders, who will collectively beneficially own 20% of our common stock upon the closing of the IPO will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation that govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the IPO (or 18 months or 21 months, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of amounts released to us to pay taxes and expenses related to the administration of the trust account), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, this letter agreement and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of the letter agreement. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our IPO may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to our IPO, the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account) on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure transactions in connection with our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination and subject to requisite stockholder approval, we may enter into one or more transactions that require stockholders and/or warrant holders to recognize gain or income for tax purposes or otherwise increase their tax burden. We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect a business combination with a target company in another jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, stockholders and warrant holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to certain limitations described in the prospectus, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO (or 18 months or 21 months, as applicable) and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 15 months from the closing of our IPO (or 18 months or 21 months, as applicable), subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 15 months from the closing of our IPO (or 18 months or 21 months, as applicable) for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 15 months from the closing of our IPO (or 18 months or 21 months, as applicable) before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.20 per share.

The net proceeds of our IPO and certain proceeds from the sale of the private placement warrants, in the amount of $175,950,000 may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $175,950,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Although we met, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our IPO, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Since only holders of our founder shares will have the right to vote on the appointment of directors, upon the listing of our shares on the NYSE, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of the IPO, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our IPO and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes as well as expenses relating to administration of the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes as well as expenses relating to administration of the trust account, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our directors and officers to the fullest extent permitted by law. However, our directors and officers have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if: (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our directors and officers may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duties. These provisions also may have the effect of reducing the likelihood of derivative litigation against our directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our directors and officers pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our Board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO (or 18 months or 21 months, as applicable); or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the prescribed time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our IPO in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the prescribed time frame is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first full fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we will use our reasonable best efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant upon the exercise thereof. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

Our warrants may have an adverse effect on the market price of shares of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 8,625,000 shares of Class A common stock as part of the units offered in the IPO and private placement warrants to purchase an aggregate of 6,333,333 shares of Class A common at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. We may also issue shares of our Class A common stock in connection with our redemption of our warrants.

To the extent we issue shares of our common stock for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of our Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of our Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The warrants may become exercisable and redeemable for a security other than the shares of our Class A common stock, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of our Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

Under the following circumstances, the exercise of the public warrants may be required or permitted to be made on a cashless basis: (i) if a registration statement covering the sale of the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption; (ii) if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement; and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available; and (iii) if we call the public warrants for redemption under certain circumstances described in the warrant agreement. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock calculated under the applicable provision in the warrant agreement. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to a registration rights agreement entered into at the closing of the IPO, our initial stockholders and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A common stock at the time of our initial business combination. In addition, holders of our private placement warrants can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates.

In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under the warrant agreement between American Stock Transfer & Trust Company, LLC, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of shares of our Class A common stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

None of the private placement warrants will be redeemable by us. Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to complete our business combination.

We issued public warrants to purchase 8,625,000 shares of Class A common stock as part of the units offered in the IPO and private placement warrants to purchase an aggregate of 6,333,333 shares of Class A common at $11.50 per share. Our sponsor currently owns 4,312,500 shares of our Class B common stock which are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to complete a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to complete a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the IPO except that, (i) they will not be redeemable by us for cash, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Risks Relating to Our Sponsor and Management Team

Past performance by our management team and members of our Board may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and members of our Board is presented for informational purposes only. Past performance by such individuals is not a guarantee either (i) of success with respect to any business combination we may consummate, (ii) that we will be able to locate a suitable candidate for our initial business combination or (iii) that we will be able to adequately assess the risks of a potential transaction. You should not rely on the historical record of performance of our management team and members of our Board as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward. Additionally, in the course of their respective careers, members of our management team and Board have been involved in businesses and deals that were unsuccessful.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in the prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors. In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of members of our management team, some of whom may not join us following our initial business combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully complete our business combination is dependent upon the efforts of members of our management team. The role of members of our management team in the target business, however, cannot presently be ascertained. Although some members of our management team may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our officers, directors and strategic advisors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers, directors and strategic advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Each of our officers, directors and strategic advisors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers, directors and strategic advisors are not obligated to contribute any specific number of hours per week to our affairs. If our officers’, directors’ or strategic advisors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see ‘Conflicts of Interest” under Item 10. Directors, Executive Officers and Corporate Governance.

Certain of our Founders are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Founders are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our Founders also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please Item 10. Directors, Executive Officers and Corporate Governance under “Conflicts of Interest” and Item 13. “Certain Relationships and Related Party Transactions.”

Our officers, directors, strategic advisors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, strategic advisors, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact (subject to certain approvals and consents) we may enter into a business combination with a target business that is affiliated with our sponsor, directors, officers or strategic advisors, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or strategic advisors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers, directors and strategic advisors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or strategic advisors. Our directors and officers also serve as officers and board members for other entities, including, without limitation, those described under the section of this Annual Report on Form 10-K entitled “Conflicts of Interest” in Item 10. Directors, Executive Officers and Corporate Governance. Such entities may compete with us for business combination opportunities. Our sponsor, officers, directors and strategic advisors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in the section of our prospectus and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or strategic advisors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor will lose its entire investment in us if our business combination is not completed and our officers and directors may have differing personal and financial interests than you, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 15, 2021, our sponsor acquired 5,750,000 founder shares for an aggregate purchase price of $25,000. Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. On September 24, 2021, we repurchased 1,437,500 shares of our Class B common stock from the sponsor for an aggregate purchase price of $6,250, which is equal to the original purchase price therefor. Our sponsor currently holds 4,312,500 shares of Class B common stock, which represents, on an as-converted basis, 20% of our outstanding shares of Class A common stock.

The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed to purchase 6,333,333 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of $9,500,000, or $1.50 per whole warrant, that will also be worthless if we do not complete a business combination. Our sponsor has agreed (A) to vote any shares owned by it in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor paid only approximately $0.004 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

On March 15, 2021, our sponsor acquired 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On September 24, 2021, we repurchased 1,437,500 shares of our Class B common stock from the sponsor for an aggregate purchase price of $6,250, which is equal to the original purchase price therefor. Our sponsor currently holds 4,312,500 shares of Class B common stock, which it acquired for net aggregate consideration of $18,750, or approximately $0.004 per share. Our officers and directors have a significant economic interest in our sponsor. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Following the closing of the IPO, our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

General Risk Factors

We may issue additional shares of common stock or preferred stock to complete our initial business combination, and may issue shares of common stock to redeem the warrants or issue shares of common stock or preferred stock under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Following the IPO, there are 82,750,000 and 5,687,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. There are currently no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance). After the completion of our initial business combination, we may issue a substantial number of additional shares of common stock to redeem the warrants as described in “Description of Securities—Warrants—Public Stockholders’ Warrants” or shares of common or preferred stock under an employee incentive plan. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in the IPO;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following the IPO, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We intend to take advantage of the benefits of this extended transition period. This may make comparison of our financial statements with another emerging growth company that has opted out of using the extended transition period, or another company that is otherwise required to comply with the new or revised financial accounting standards, difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of shares of our common stock held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of shares of our common stock held by non-affiliates did not exceed $700 million as of the prior June 30.

We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements, and have other adverse consequences.

Based on its assessment as of December 31, 2021, the Company has identified two material weaknesses in its internal controls over financial reporting that we are currently working to remediate, which relate to the accounting for a share repurchase and an unrecorded liability for the professional fees of legal counsel.

With respect to accounting for a share repurchase, deficiencies exist in our process for ensuring the completeness of information utilized in various technical accounting analyses and in certain instances, the proper application of the relevant accounting literature. These deficiencies could result in material adjustments for certain transactions. With respect to the unrecorded professional legal fees, we did not sufficiently establish formal policies and procedures to design effective controls and establish responsibilities to execute these policies and procedures.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to our financial statements that could not be prevented or detected on a timely basis.

Our management has concluded that these material weaknesses in our internal controls over financial reporting are due to the fact that we did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our business processes and controls.

In order to address these identified material weakness, we have engaged external consultants to assist with documentation of our existing internal controls over financial reporting and identification of control gaps to be remediated.

We are in the process of documenting existing, and implementing additional, internal controls over financial reporting including the formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions.

We will not be able to fully remediate these control deficiencies until these steps have been completed, have been operating effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. The hiring of additional finance and accounting personnel and the implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming, and the cost to remediate may impair our results of operations in the future.

If not remediated, these material weaknesses could result in further material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board and the ability of the Board to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation will designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (“Court of Chancery”) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery or (iv) any action asserting a claim against us, our directors, officers, or employees that is governed by the internal affairs doctrine, in each such case except for such claims as to which (a) the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party, (b) exclusive jurisdiction is vested in a court or forum other than the Court of Chancery, or (c) the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our common stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act, the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We would be subject to a second level of U.S. federal income tax on a portion of our income if we are determined to be a personal holding company (a “PHC”) for U.S. federal income tax purposes.

A U.S. corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax exempt organizations, pension funds and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents).

Depending on the date and size of our initial business combination, at least 60% of our adjusted ordinary gross income may consist of PHC income as discussed above. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our sponsor and certain tax-exempt organizations, pension funds and charitable trusts, more than 50% of our stock may be owned or deemed owned (pursuant to the constructive ownership rules) by five or fewer such persons during the last half of a taxable year. Thus, no assurance can be given that we will not become a PHC following the IPO or in the future. If we are or were to become a PHC in a given taxable year, we would be subject to an additional PHC tax, currently 20%, on our undistributed PHC income, subject to certain adjustments.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 4041 MacArthur Blvd, Newport Beach, CA 92660. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for our office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are each traded on the New York Stock Exchange under the symbols “MNTN.U,” “MNTN” and “MNTN WS,” respectively. Our units commenced public trading November 24, 2021, and our Class A common stock and warrants commenced separate public trading on January 14, 2022.

Holders

As of March 21, 2022, there were two holders of record of our common stock. The actual number of stockholders of our common stock is greater than the number of record holders and includes stockholders whose common stock are held in street name by brokers and other nominees.

Dividend Policy

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

On March 15, 2021, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 5,750,000 shares of Class B common stock, par value $0.0001. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our sponsor is an accredited investor under Rule 501 of Regulation D.

On May 24, 2021, our sponsor agreed to loan us up to $300,000 to cover expenses related to the IPO under an unsecured promissory note (the “Promissory Note”). As of December 31, 2021, there was a balance of $7,740 outstanding on the Promissory Note.

On November 29, 2021, we consummated our IPO of 17,250,000 units, including 2,250,000 units sold pursuant to the full exercise of the underwriters’ over-allotment option. Simultaneously with the closing of the IPO, we completed the private sale of 6,333,333 private placement warrants at a purchase price of $1.50 per private placement warrant to the Sponsor. The private placement warrants are identical to the warrants sold as part of the units in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of the private placement warrants (except to certain permitted transferees) until 30 days after the completion of our initial business combination. The private placement will not be redeemable for cash by the Company and will be exercisable on a cashless basis. No underwriting discounts or commissions were paid with respect to the private placement. See “Use of Proceeds from the IPO,” below, for information on the use of proceeds from the sale of the private placement warrants.

Use of Proceeds from the IPO

The sale of the units in the IPO and the concurrent sale of the private placement warrants, discussed above, generated gross proceeds to the Company of $182,000,000, consisting of $172,500,000 from the sale of the units and $9,500,000 from the sale of the private placement warrants. The units sold were registered pursuant to a registration statement on Form S-1 (File No. 333-260343), as amended, declared effective by the SEC on November 23, 2021. In connection with the closing of the IPO, we paid a total of $3,450,000 in underwriting discounts and commissions and $600,000 for other costs and expenses related to the IPO. In addition, the underwriter agreed to defer $6,037,500 in underwriting discounts and commissions. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in the prospectus.

Item  6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on March 8, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

The issuance of additional shares of our common stock in a business combination:

•

may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of shares of our Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•

could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	May adversely affect prevailing market prices for our units, shares of Class A common stock and/or warrants; and may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 8, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for our IPO, and the search for a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account following the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period ended December 31, 2021, we had a net loss of $427,312, which consists of formation and operating costs of $428,515 and is offset by a gain on marketable securities (net), dividends and interest, held in Trust Account of $1,203.

Liquidity and Capital Resources

Our liquidity needs were satisfied prior to the completion of our IPO through $18,750 paid by our sponsor (after giving effect to the repurchase by us of 1,437,500 shares of our Class B common stock from our sponsor for an aggregate purchase price of $6,250) to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor.

We generated gross proceeds of $178,550,000 from the (i) the sale of the units in the IPO, after deducting offering expenses, underwriting commissions, but excluding deferred underwriting commissions, and (ii) the sale of the private placement warrants. Of this amount, $175,950,000 will be held in the trust account, which includes $6,037,500 of deferred underwriting commissions. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

For the period ended December 31, 2021, cash used in operating activities was $633,412. The net loss of $427,312 was offset by a gain on marketable securities (net), dividends and interest, held in Trust Account of $1,203, and changes in operating assets and liabilities, which used $240,636 of cash.

As of December 31, 2021, we had cash of $1,454,762 and marketable securities held in the trust account of $175,951,203 (including $1,203 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the trust account to pay our taxes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest income (if any) to pay taxes. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $1,454,762 held outside the trust account. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Going Concern

On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements—Going Concern”. As of December 31, 2021, we had $1,454,762 in our operating bank account, $1,403,571 of working capital, and $175,951,203 of securities held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem our common stock in connection therewith. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an Initial Business Combination or one year from this filing, however there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

Contractual Obligations and Commitments

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement entered into prior to the closing of the Initial Public Offering. The holders of these securities may at any time, and from time to time, request in writing that the Company register the resale of any or all of these securities on Form S-3 or any similar short form registration statement that may be available at such time; provided, however, that the Company shall not be obligated to effect such request through an underwritten offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per unit, or $6,037,500 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in our trust account and released to the underwriters only upon the completion of our initial business combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete an initial business combination.

Administrative Services Agreement

We have entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 for office space, secretarial and administrative services to the company. We began incurring these fees on November 29, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination or the Company’s liquidation. We expensed $10,549 for the services provided through the Administrative Services Agreement that was Due to the Sponsor as of December 31, 2021.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements. Our management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 17,250,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet. The Class A common stock subject to possible redemption reflected on the balance sheet as December 31, 2021 are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Plus:
Total re-measuremnt of carrying value to redemption value	18,222,829

Class A common stock subject to possible redemption	$175,950,000

Net loss Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement in the calculation of diluted income per share, because the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent accounting standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements. See Note 2 to the audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding these and our other significant accounting policies.

Jumpstart Our Business Startups Act of 2012

Under the JOBS Act, an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of new or revised accounting standards that have different transition dates for public and private companies until those standards would otherwise apply to private companies. We meet the definition of an “emerging growth company” and have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (x) are no longer an emerging growth company, or (y) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The proceeds of our IPO held in the trust account will be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of U.S. Treasury obligations become negative, we may have less interest income available to us for payment of taxes, and a decline in the value of the assets held in the trust account could reduce the principal below the amount initially deposited in the trust account.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with this Report, our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses

As of December 31, 2021, we concluded that there was a material weakness in our internal control over financial reporting relating to ineffective internal controls over accounting for a share repurchase and with respect to completeness and accuracy of financial data, specifically relating to an unrecorded liability for the professional fees of legal counsel. With respect to accounting for a share repurchase, deficiencies exist in our process for ensuring the completeness of information utilized in various technical accounting analyses and in certain instances, the proper application of the relevant accounting literature. These deficiencies could result in material adjustments for certain transactions. With respect to a lack of formality in our control activities to ensure completeness and accuracy of financial data, we did not sufficiently establish formal policies and procedures to design effective controls and establish responsibilities to execute these policies and procedures.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to our financial statements that could not be prevented or detected on a timely basis.

Our management has concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our business processes and controls.

Remediation Activities

In order to address these identified material, we have engaged external consultants to assist with documentation of our existing internal controls over financial reporting and identification of control gaps to be remediated.

We are in the process of documenting existing, and implementing additional, internal controls over financial reporting including implementation of appropriate segregation of duties and review procedures, formalization of accounting policies and controls, and retention of appropriate expertise for complex accounting transactions.

We will not be able to fully remediate these control deficiencies until these steps have been completed, have been operating effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. The hiring of additional finance and accounting personnel and the implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming, and the cost to remediate may impair our results of operations in the future.

If not remediated, these identified material could result in further material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports.

Management’s annual report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in internal control over financial reporting

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Adam Dooley	50	Chairman, Chief Executive Officer, President, Treasurer, Secretary and Director
Jacqueline S. Shoback	55	Chief Operating Officer and Director
W. Brian Maillian*	72	Director
Elizabeth Mora*	61	Director
Peter K. Scaturro*	62	Director

*	Member of the audit committee, compensation committee and nominating and corporate governance committee

The experience of our directors and executive officers is as follows:

Executive Officers

Adam Dooley

Mr. Dooley has served as our Chief Executive Officer, President, Treasurer and Director since March 2021 as our Secretary since May 2021 and as our Chairman since October 2021. Mr. Dooley has nearly 30 years of experience in the financial services industry, with expertise in the wealth management sector and extensive experience in executive leadership positions. Mr. Dooley has led international transformation initiatives for several leading publicly traded companies in the wealth management space.

Since January 2021, Mr. Dooley has served as the Founder, Chairman and Chief Executive Officer of Belay International Corporation, a private equity firm that links accomplished executives with sophisticated investors to create high-value opportunities with the potential to deliver significant investment returns. From December 2019 to December 2020, Mr. Dooley served as President of PREP Securities, a broker-dealer subsidiary of the Prep Property Group, a fully integrated real estate development and management company. From February 2014 to December 2019, Mr. Dooley served as a Managing Director and Partner of CR Capital Group LLC, a financial firm that formed joint ventures with many of the leading alternative investment management firms in the United States. At CR Capital Group he led advisory and joint partnerships with alternative investment managers to create capital raising platforms in the private wealth management sector. From November 2012 to December 2013, Mr. Dooley served as Vice President and National Sales Manager of U.S. Individual Retirement Savings at MetLife, Inc. From March 2008 to October 2012, Mr. Dooley served as Managing Director and Head of Wealth Management, EMEA at MetLife, where he led wealth management practices across Europe and the Middle East with accountability for 12 countries.

Mr. Dooley started his career in the Fixed Income Trading Division of Salomon Smith Barney in 1994, where he later joined the Private Client Group as an Investment Advisor. In 1998, Mr. Dooley joined The Hartford, a registered investment advisor and a subsidiary of Hartford Funds Management Group, Inc. Mr. Dooley led The Hartford’s United Kingdom business, serving as Vice President and Country Manager of Hartford United Kingdom. He received his Bachelor’s degree in Business Administration from the University of Southern California’s Lloyd Greif Center for Entrepreneurial Studies. He also received an MBA from IMD University in Switzerland, where he was awarded the prestigious International Consulting Project Award for his work with Swiss Life and Bain Consulting analyzing Europe’s retail financial advice sector.

Jacqueline S. Shoback

Ms. Shoback has served as our Chief Operating Officer since March 2021 and as a Director since September 2021. Ms. Shoback brings extensive experience in executive leadership of wealth management companies and direct investments experience, and she has served on the board of directors of leading financial services companies.

In January 2020, Ms. Shoback co-founded and currently serves as Managing Director of 1414 Ventures, a venture capital firm focused on investing in early-stage companies in the digital identity sector. From February 2015 to January 2020, Ms. Shoback worked at Boston Private Financial Holdings, a wealth, trust and private banking services company which was publicly-traded until it was acquired by SVB Financial Group in June 2021. She held several C-suite roles during her tenure including Chief Executive Officer of the Emerging Businesses & Client Experience at Boston Private Bank & Trust Company, or Boston Private Bank, a wholly-owned private banking and trust company subsidiary of Boston Private Financial Holdings. Ms. Shoback was also an Executive Director on the board of directors of the Boston Private Bank from October 2017 until January 2020. From December 2010 to January 2015, Ms. Shoback served as Senior Vice President and Head of Retail and Individual Marketing at Teachers Insurance and Annuity Association of America, or TIAA, a wealth management and financial services provider. From 2006 to 2009, Ms. Shoback served as Senior Vice President and Head of High Net Worth and Mass Affluent Marketing segments at Fidelity Investments, two segments where she restructured the offering and sales and service models which drove increased loyalty and asset consolidation. Ms. Shoback also served as Senior Vice President of National Sales and Service Distribution at Fidelity Investments, from January 2004 to December 2006. Ms. Shoback previously has held various roles at Staples, including Vice President and Head of Opportunity Markets of its U.S. Retail Division.

In addition, since 2017, Ms. Shoback has served as a member of the Board of Directors and both the Audit & Human Resources and Compensation Committees of CUNA Mutual Group, a mutual insurance company that provides financial services to cooperatives, credit unions and their members, and other customers in the United States.

Ms. Shoback received an MBA from Harvard Business School and her Bachelor’s degree in Economics and Political Science from Wellesley College.

Non-Employee Directors

Peter K. Scaturro

Mr. Scaturro has served as our Lead Independent Director since September 2021. Mr. Scaturro has extensive senior executive leadership experience at leading global financial institutions, with a focus on wealth management and private banking.

Since 2010, Mr. Scaturro has served as a Private Investor for PKS LLC, a private investment firm that he founded. From 2007 to 2009, Mr. Scaturro served as a Partner at Goldman Sachs’ Global Private Client business. During his time at Goldman Sachs, he was a member of the firm-wide Goldman Sachs Business Practices Committee and served on the Investment Management Division Operating Committee. From 2005 to 2007, Mr. Scaturro served as the Chief Executive Officer of U.S. Trust, where he added significant depth to the management team, increased the size of the sales force and introduced an open architecture capability. While at U.S. Trust, Mr. Scaturro was a member of the Executive Committee of Charles Schwab, which owned U.S. Trust at the time. Mr. Scaturro also served as Chief Executive Officer of Citigroup Global Private Bank from 1999 to 2004. He is a former Partner at Bankers Trust, which was acquired by Deutsche Bank in 1999.

In addition, since September 2020, Mr. Scaturro has served as member of the Board of Advisors of Electus Global Education Co., a developer and manufacturer of youth financial literacy, entrepreneurship and career education technology. Since June 2014, Mr. Scaturro has also served as a Director and Vice Chairman of

Orthobond Corporation, a biotechnology company focused on developing antimicrobial surface technology, where he also served as Non-Executive Chairman from 2016 to 2020.

Mr. Scaturro received his Master’s degree in Engineering and his Bachelor’s degree in Engineering at Columbia University.

Elizabeth Mora

Ms. Mora has served as a Director since September 2021. Ms. Mora has more than 30 years of leadership experience in financial operations and corporate governance.

From August 2008 to August 2020, Ms. Mora served as Chief Administrative Officer, Vice President for Finance and Administration, and Treasurer at Charles Stark Draper Laboratory, a $750 million research and development innovation laboratory spun out of the Massachusetts Institute of Technology. From 2006 to 2008, Ms. Mora served as Chief Financial Officer of Harvard University, where she served on the Harvard Management Company Endowment Board which managed approximately $35 billion in assets at the time. From 1997 to 2006, Ms. Mora served as the Associate Vice President of Research and Administration of Harvard University. Ms. Mora is a former Senior Manager of the National Regulatory Consulting Practice at PriceWaterhouseCoopers.

In addition, since May 2012, Ms. Mora has served as a Board of Directors member and Compensation Committee Chair at MKS Instruments, Inc., a publicly-traded semi-conductor and advanced market technology company with a market capitalization of $9 billion. Ms. Mora has also served, since May 2021, as a member and, since December 2021, as the Chair of the Board of Directors of Inogen, Inc., a publicly-traded medical technology company that primarily develops, manufactures and markets portable oxygen concentrators. Ms. Mora has also served as a member of the Board of Directors and Chair of the Nominating and Corporate Governance Committee of Limoneira Company, a publicly-traded agribusiness, rental operations and real estate development company, since October 2021. Since October 2018, Ms. Mora has served as an Advisory Board member at Cambridge Trust Company, a publicly-traded local wealth management bank with $4 billion in assets. From February 2016 to June 2020, she served as Chair of the Board of Directors of GCP Applied Technologies, a publicly-traded manufacturer of chemicals and materials used in construction.

Ms. Mora is a Certified Public Accountant in Massachusetts and received an MBA from Simmons University and a Bachelor’s degree in Political Science from the University of California, Berkeley.

W. Brian Maillian

Mr. Maillian has served as a Director since September 2021. Mr. Maillian brings 40 years of experience with deal execution in the financial services industry.

Since 1993, Mr. Maillian has served as the Chairman and CEO of WhiteStone Global Partners LLC, a Certified Minority-Owned and Controlled Business Enterprise. WhiteStone has served as a financial advisor to certain United States government agencies, providing services on more than $50 billion of advisory transactions, asset sales, and securitizations. WhiteStone is now an alternative investment asset management firm, with an expertise in structured credit, affordable housing and private equity. In 1984, Institutional Investor Magazine selected a mortgage transaction structured by Mr. Maillian, as Collateralized Mortgage Obligations (“CMO”) Deal of the Year for the $500 million Citicorp Homeowners, Inc. CMO, which was the first ever private label CMO. From August 2001 to June 2017, Mr. Maillian also served as Principal at Rideau Lyons & Co., a boutique investment banking firm that specializes in banking, trading and underwriting municipal and corporate securities. From January 1999 to August 2003, Mr. Maillian was a Co-Founding Partner, Managing Partner and served as Chairman of the Investment Committee of Olympius Capital, L.P., a Minority-Owned Hedge Fund of Funds.

From 1981 to 1988, Mr. Maillian served as a Vice President of The First Boston Corporation, an investment bank, where he ran the Mortgage Banking Securitized Group and advised on more than $10 billion in mergers, acquisitions, and divestitures. Mr. Maillian began his investment banking career in 1977 at Salomon Brothers and subsequently worked at Greenwich Capital.

From 2008 to 2012, Mr. Maillian served on the Board of Directors of the UCLA Alumni Association. Mr. Maillian earned his MBA at the University of California, Los Angeles, or UCLA, in Accounting and Finance, and he earned a Bachelor’s degree in Mathematics and Computer Science from UCLA.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Number and Terms of Office of Officers and Directors

Our board of directors are divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Elizabeth Mora and Brian Mailian, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jacqueline Shoback and Peter Scaturro, will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of Adam Dooley, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.

Prior to the completion of an initial Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Robert W. Grubbs, Ellen Havdala, Bill Simon, and Chuck Swoboda are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors.

Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. We have filed a copy of our audit and compensation committee charters as exhibits to the registration statement for our IPO. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov.

Audit Committee

W. Brian Maillian, Elizabeth Mora and Peter K. Scaturro serve as members of our audit committee. Our board of directors has determined that each of W. Brian Maillian, Elizabeth Mora and Peter K. Scaturro are independent under the NYSE listing standards and applicable SEC rules. Elizabeth Mora serves as the Chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, all directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Elizabeth Mora qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Our board of directors has affirmatively determined that Ms. Mora’s simultaneous service on the audit committees of more than three public companies does not impair her ability to effectively serve on our audit committee.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of our IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our IPO; and

•

reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

The members of our nominating committee are W. Brian Maillian, Elizabeth Mora and Peter K. Scaturro, and Peter K. Scaturro serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of W. Brian Maillian, Elizabeth Mora and Peter K. Scaturro are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, as specified our nominating committee charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

The members of our compensation committee are W. Brian Maillian, Elizabeth Mora and Peter K. Scaturro, and W. Brian Maillian serves as chairman of the compensation committee.

Under the NYSE listing standards and applicable SEC rules, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of W. Brian Maillian, Elizabeth Mora and Peter K. Scaturro are independent. The charter adopted by our compensation committee outlines the principal functions of the compensation committee, which include the following:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will be permitted by our organizational documents to discharge his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our sponsor, officers, directors and strategic advisors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates and we cannot assure you that any of such conflicts will be resolved in our favor. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers, and directors are not required to commit any specified amount of time or resources to our affairs and, accordingly, will have conflicts of interest in allocating management time and resources among various business activities, including identifying potential business combinations and monitoring the related due diligence. Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation

Adam Dooley	Belay International Corporation	Private Equity	Chairman and Chief Executive Officer

Jacqueline Shoback	1414 Ventures	Venture Capital	Managing Director

Brian Maillian	Whitestone Global Partners LLC	Financial Advisor	Chairman and Chief Executive Officer

	Aracar Group	Financial Services	Chairman and Interim Chief Executive Officer

Elizabeth Mora	MKS Instruments	Semi-Conductor and Advanced Technology	Director; Chairman of Audit Committee

	Inogen, Inc.	Medical Technology	Director

	Limoneira Company	Agribusiness, Rental Operations, Real Estate Development	Director

Peter Scaturro	PKS LLC	Private Investment Firm	Founder

	Orthobond Corporation	Biotechnology	Director

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or strategic advisors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination, except, commencing on the date our securities are first listed on the NYSE, we will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in the IPO or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website at belayoneverest.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10-K. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account.

Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,562,500 shares of our common stock, issued and outstanding as of March 21, 2022 (consisting of 17,250,000 shares of our Class A common stock and 4,312,500 shares of our Class B common stock. Voting power represents the voting power of shares of common stock owned beneficially by such person. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares of Beneficially Owned	Percentage of Outstanding Common Stock
Everest Consolidator Sponsor, LLC (our sponsor) (2) (3)	4,312,500	20.0%
Adam Dooley(3)	4,312,500	20.0%
Jacqueline Shoback	—	*
Brian Maillian	—	*
Elizabeth Mora	—	*
Peter Scaturro	—	*
All officers, directors and director nominees as a group	4,312,500	20.0%
Other 5% Shareholders
Highbridge Capital Management, LLC (4)	1,250,000	5.8%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (5)	1,250,000	5.8%
Saba Capital Management, L.P. (6)	1,193,616	5.7%

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is 4041 MacArthur Blvd, Newport Beach, CA 92660.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination.
(3)

The shares reported are held in the name of our sponsor. Certain of our directors, officers and their affiliates hold membership interests in our sponsor. Our sponsor is controlled by Belay Associates, LLC. Adam Dooley is the manager of Belay Associates, LLC. As such, Adam Dooley may be deemed to have beneficial ownership of the Class B common stock held directly by our sponsor.

(4)

According to a Schedule 13G filed on December 9, 2021 by Highbridge Capital Management, LLC. Highbridge Capital Management, LLC, as the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. (collectively, the “Highbridge Funds”), may be deemed to be the beneficial owner of the 1,250,000 shares of Class A Common Stock held by the Highbridge Funds. The address of the business office of the Reporting Person is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(5)

According to a Schedule 13G filed on February 3, 2022 by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust. The address of the business office of the Reporting Persons is 2020 Calamos Court, Naperville, IL 60563.

(6)

According to a Schedule 13G/A filed on February 14, 2022 by Saba Capital Management, L.P., Saba Capital Management GP, LLC and Boaz R. Weinstein. The address of the business office of each of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Our sponsor beneficially owns 20.0% of our issued and outstanding common stock, on an as converted basis. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination.

Our sponsor has agreed (a) to vote any founder shares and public shares held by it in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by it in connection with a stockholder vote to approve a proposed initial business combination.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 15, 2021, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 5,750,000 shares of Class B common stock, par value $0.0001. On September 24, 2021, we repurchased 1,437,500 shares of our Class B common stock from the sponsor for an aggregate purchase price of $6,250, which is equal to the original purchase price therefor. The number of founder shares issued (and the number of such shares subject to forfeiture) was determined based on the expectation that such founder shares would represent 20.0% of the issued and outstanding shares upon completion of our IPO. The founder shares (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Concurrent with the closing of our IPO, our sponsor purchased in a private placement an aggregate of 6,333,333 private placement warrants, generating gross proceeds to the Company of $9,500,000. As such, our sponsor’s interest in this transaction is valued at approximately $9,500,000. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant. The private placement warrants (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

As more fully discussed in Item 10. Directors, Executive Officers and Corporate Governance under “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We currently maintain our executive offices at 4041 MacArthur Blvd, Newport Beach, CA 92660. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on the NYSE. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out of pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Following our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

In connection with the closing of the IPO, we entered into a registration rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares, as long as the sponsor holds any securities covered by the registration rights agreement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a written policy, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Sponsor Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a business combination agreement, reduce the amount of funds in the trust account to below (i) $10.20 per share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of permitted withdrawals for tax and up to $100,000 of interest to pay dissolution expenses, except as to any claims by a third party (including such target business) who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity or contribution of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently investigated or verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have also not asked our sponsor to reserve for such indemnification obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP for services rendered:

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the period from March 8, 2021 (inception) through December 31, 2021 totaled approximately $51,500. The aggregate fees of Marcum related to audit services in connection with our IPO totaled approximately $61,800. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period ended December 31, 2021 we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the period ended December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the period ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Audited Financial Statements” on page F-1 and included on pages F-2 through F-17.

(a)(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1 of this Report.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-41100	3.1	11/29/21
3.2	Amended and Restated Bylaws	8-K	001-41100	3.2	11/29/21
4.1	Specimen Unit Certificate of	S-1/A	333-260343	4.1	10/29/21
4.2	Specimen Class A Common Stock Certificate	S-1/A	333-260343	4.2	10/29/21
4.3	Specimen Warrant Certificate	S-1/A	333-260343	4.3	10/29/21
4.4	Description of Capital Stock.					*
4.5	Public Warrant Agreement, dated November 23, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent.	8-K	001-41100	4.1	11/29/21
4.6	Private Warrant Agreement, dated November 23, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent.	8-K	001-41100	4.2	11/29/21
10.1	Investment Management Trust Agreement, dated November 23, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as trustee.	8-K	001-41100	10.1	11/29/21
10.2	Registration Rights Agreement, dated November 23, 2021, between the Company and the Sponsor.	8-K	001-41100	10.2	11/29/21
10.3	Private Placement Warrants Purchase Agreement, dated November 23, 2021, between the Company and the Sponsor.	8-K	001-41100	10.3	11/29/21
10.4	Letter Agreement, dated November 23, 2021, between the Company and the Sponsor.	8-K	001-41100	10.4	11/29/21

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.5	Letter Agreement, dated November 23, 2021, between the Company and Adam Dooley.	8-K	001-41100	10.5	11/29/21
10.6	Letter Agreement, dated November 23, 2021, between the Company and W. Brian Maillian.	8-K	001-41100	10.6	11/29/21
10.7	Letter Agreement, dated November 23, 2021, between the Company and Elizabeth Mora.	8-K	001-41100	10.7	11/29/21
10.8	Letter Agreement, dated November 23, 2021, between the Company and Peter K. Scaturro.	8-K	001-41100	10.8	11/29/21
10.9	Letter Agreement, dated November 23, 2021, between the Company and Jacqueline S. Shoback.	8-K	001-41100	10.9	11/29/21
10.10	Indemnity Agreement, dated November 23, 2021, between the Company and Adam Dooley.	8-K	001-41100	10.10	11/29/21
10.11	Indemnity Agreement, dated November 23, 2021, between the Company and W. Brian Maillian.	8-K	001-41100	10.11	11/29/21
10.12	Indemnity Agreement, dated November 23, 2021, between the Company and Elizabeth Mora.	8-K	001-41100	10.12	11/29/21
10.13	Indemnity Agreement, dated November 23, 2021, between the Company and Peter K. Scaturro.	8-K	001-41100	10.13	11/29/21
10.14	Indemnity Agreement, dated November 23, 2021, between the Company and Jacqueline S. Shoback.	8-K	001-41100	10.14	11/29/21
10.15	Administrative Support Agreement, dated November 23, 2021, between the Company and the Sponsor.	8-K	001-41100	10.15	11/29/21
10.16	Promissory Note, dated May 24, 2021, between the Registrant and the Sponsor.	S-1/A	333-260343	10.10	10/29/21
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

Date: April 18, 2022	By:	/s/ Adam Dooley
Adam Dooley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Adam Dooley Adam Dooley	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 18, 2022

/s/ Jacqueline S. Shoback Jacqueline S. Shoback	Chief Operating Officer and Director	April 18, 2022

/s/ Peter K. Scaturro Peter K. Scaturro	Director	April 18, 2022

/s/ W. Brian Maillian W. Brian Maillian	Director	April 18, 2022

/s/ Elizabeth Mora Elizabeth Mora	Director	April 18, 2022

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)	F-2
Balance Sheet as of December 31, 2021	F-3
Statement of Operations for the period from March 8, 2021 (inception) through December 31, 2021	F-4
Statement of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the period from March 8, 2021 (inception) through December 31, 2021	F-5
Statement of Cash Flows for the period from March 8, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of

Everest Consolidator Acquisition Corporation:

Opinion on the Financial Statement

We have audited the accompanying balance sheet of Everest Consolidator Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in common stock subject to possible redemption and stockholder’s deficit, and cash flows for the period from March 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2021.

New York, New York

April 18, 2022

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Cash	$1,454,762
Prepaid expenses	310,000

Total current assets	1,764,762
Marketable securities held in trust account	175,951,203
Prepaid expenses, non-current	277,726

Total assets	$177,993,691

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$132,555
Due to related party	18,289
Accrued expenses	211,550

Total current liabilities	362,394
Deferred underwriting compensation	6,037,500
Deferred legal fees	433,473

Total liabilities	6,833,367

Commitments and Contingencies
Class A Common stock subject to possible redemption, $0.0001 par value, 17,250,000 shares at $10.20 redemption value	175,950,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	—
Accumulated deficit	(4,790,107)

Total stockholders’ deficit	(4,789,676)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$177,993,691

The accompanying notes are an integral part of these financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$428,515

Loss from operations	(428,515)
Other Income:
Gain on marketable securities (net), dividends and interest, held in Trust Account	1,203

Net loss	$(427,312)
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	1,949,486

Basic and diluted net loss per share, Class A subject to possible redemption	$(0.06)

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	4,639,769

Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.06)

The accompanying notes are an integral part of these financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 8, 2021	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Repurchase of founder shares from sponsor	—	—	(1,437,500)	(144)	(6,106)	—	(6,250)
Proceeds from the sale of Class A common stock	17,250,000	172,500,000	—	—	—	—	—
Paid underwriters fees	—	(3,450,000)	—	—	—	—	—
Deferred underwriting fees payable	—	(6,037,500)	—	—	—	—	—
Fair value of public warrants	—	(4,672,162)	—	—	4,672,162	—	4,672,162
Other offering costs	—	(613,167)	—	—	(330,447)	—	(330,447)
Proceeds from the sale of private Placement warrants	—	—	—	—	9,500,000	—	9,500,000
Re-measurement of Class A common stock to redemption value	—	18,222,829	—	—	(13,860,034)	(4,362,795)	(18,222,829)
Net loss	—	—	—	—	—	(427,312)	(427,312)

Balance as of December 31, 2021	17,250,000	$175,950,000	4,312,500	$431	$—	$(4,790,107)	$(4,789,676)

The accompanying notes are an integral part of these financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities
Net loss	$(427,312)
Adjustments to reconcile net income to net cash used in operating activities
Gain on marketable securities (net), dividends and interest, held in Trust Account	(1,203)
Formation and operating expenses funded by note payable through Sponsor	35,739
Changes in operating assets and liabilities
Prepaid expenses	(587,726)
Accounts payable	92,552
Accrued expenses	170,350
Deferred legal fees	84,188

Net cash used by operating activities	(633,412)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(175,950,000)

Net cash used in investing activities	(175,950,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	25,000
Repurchase of Class B common stock from Sponsor	(6,250)
Repayment of note payable and advances from related party	(147,991)
Proceeds from sale of Class A shares, gross	172,500,000
Proceeds from sale of Private Placement Warrants	9,500,000
Offering costs paid	(3,832,585)

Net cash provided by financing activities	178,038,174

Net increase in cash	1,454,762
Cash—beginning of period	—

Cash—end of period	$1,454,762

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$41,200

Offering costs included in accounts payable	$40,003

Offering costs paid through promissory note—related party	$130,541

Immediate re-measurement of Class A shares to redemption value	$18,222,829

Initial Class A shares subject to possible redemption	$157,727,171

Deferred underwriting fees payable	$6,037,500

Offering costs included in deferred legal fees	$349,285

The accompanying notes are an integral part of these financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

NOTES TO BALANCE SHEET

DECEMBER 31, 2021

Note 1—Description of Organization and Business Operations

Everest Consolidator Acquisition Corporation (the “Company”) is a blank check company incorporated in Delaware on March 8, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 8, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

On November 29, 2021, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units”), including 2,250,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 6,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”), to Everest Consolidator Sponsor, LLC (the “Sponsor”), generating gross proceeds to the Company of $9,500,000, which is described in Note 4.

Transaction costs amounted to $10,431,114, including $6,037,500 in deferred underwriting fees, $3,450,000 in upfront underwriting fees, and $943,614 in other offering costs related to the Initial Public Offering.

As of December 31, 2021, a total of $175,950,000 of the net proceeds from the IPO and the Private Placement, which includes the $6,037,500 deferred underwriting commission, were placed in a U.S.-based trust account at Bank of America maintained by American Stock Transfer & Trust Company, LLC, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the IPO and the Private Placement held in the trust account will not be released until the earliest of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s memorandum and articles of association will provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A common stock shares, $0.0001 par value, included in the Units (the “Public Shares”) being sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A common stock shares included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within 18 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such Class A common stock shares were recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s memorandum and articles of association if the Company is unable to complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent director nominees will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 18 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A common stock shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of shares, if any, having preference over the Class A common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the Class A common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 31, 2021, the Company had a cash balance of $1,454,762 and a working capital surplus of $1,403,571. The Company has access to working capital loans from the Sponsor, which is described in Note 4, to cover working capital needs. Further, the Company’s liquidity needs are satisfied through using proceeds from the Initial Public Offering and Private Placement Warrants (as described in Notes 3 and 4) that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

Going Concern

On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements—Going Concern”. As of December 31, 2021, the Company had $1,454,762 in its operating bank account, $175,951,203 in securities held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,403,571. Management of the Company believes that the Company will have sufficient working capital and borrowing capacity to meet its needs one year from the date the financial statement was issued. However, there is a risk that liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide the Company Working Capital Loans (see Note 4) to sustain operations in the event of a liquidity deficiency.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statement are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,454,762 in cash and no cash equivalents as of December 31, 2021.

Marketable securities held in the Trust Account

At December 31, 2021, assets held in the Trust Account were invested in money-market funds.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Class A common stock subject to possible redemption reflected on the balance sheet as December 31, 2021 are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Plus:
Total re-measurement of carrying value to redemption value	18,222,829

Class A common stock subject to possible redemption	$175,950,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Use of Estimates

The preparation of financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

Warrant Instruments

The Company accounts for its Public and Private warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. In that respect, the Private Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders, or their affiliates in payment of Working Capital Loans made to the Company, will be identical to the warrants underlying the Units being offered in the IPO.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the Company’s Class A ordinary shares and its Public Warrants and Private Placement Warrants. The costs allocated to warrants were charged against additional paid-in capital and those related to the Company’s Class A ordinary shares were charged against the carrying value of Class A ordinary shares. The Company complies with the requirements of the ASC 340-10-S99-1. As of December 31, 2021, offering costs totaling $10,431,114, consisting of $6,037,500 in deferred underwriting fees, $3,450,000 in upfront underwriting fees, and $943,614 of other offering costs, of which $330,447 was included in additional paid-in capital.

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net income by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted income per share, because the exercise of the warrants is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Class B shares will automatically convert into Class A shares at the time of the Business Combination subject to adjustment.

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share, basic and diluted for Class A common stock is calculated by dividing the pro rata allocation of net loss to Class A shares of $126,424 for the period from March 8, 2021 (inception) through December 31, 2021, by the weighted average number of Class A common stock outstanding for the period. Net income per share basic and diluted for Class B common stock is calculated by dividing the pro rata allocation of net loss to shares of Class B common stock of $300,888 for the period from March 8, 2021 (inception) through December 31, 2021, respectively, by the weighted average number of Class B common stock outstanding for the period.

For The Period from March 8, 2021 (Inception) Through December 31, 2021
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(126,424)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A	1,949,486

Basic and diluted net loss per share, Redeemable Class A	$(0.06)

Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock
Net loss allocable to non-redeemable Class B Common Stock	$(300,888)
Denominator: Weighted Average Non-Redeemable Class B Common Stock	4,639,769

Basic and diluted net loss per share, Non-Redeemable Class B	$(0.06)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units at a purchase price of $10.00 per Unit, including 2,250,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. Each Unit consists of one share of Class A common stock, an aggregate of 17,250,000 shares, and one-half of one redeemable warrant (“Public Warrant”), an aggregate of 8,625,000 public warrants. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share.

Note 4—Related Party Transactions

Founder Shares

In March 2021, the sponsor acquired 5,750,000 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 5,750,000 Class B founder shares (up to an aggregate of 750,000 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised). Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible, or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued.

On September 24, 2021, the Company repurchased 1,437,500 shares of class B common stock from the Sponsor for $6,250. As of December 31, 2021, there were 4,312,500 shares of Class B common stock were issued and outstanding, with 562,500 shares being subject to forfeiture by the Sponsor. The underwriters exercised their overallotment option in full simultaneously in connection with the IPO. As a result, the 562,500 shares are no longer subjected to forfeiture.

Class B founder shares

The founder shares are designated as Class B common stock and will automatically convert into shares of our Class A common stock (which such shares of Class A common stock delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the trust account if we do not consummate an initial business combination) at the time of our initial business combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all shares of common stock issued and outstanding upon completion of this offering, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, its affiliates or any member of our management team upon conversion of working capital loans.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company completed a sale of 6,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placements”), to the Sponsor and Directors, generating gross proceeds to the Company of $9,500,000. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Initial Business Combination is not completed within 18 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, to not transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company has entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the period from March 8, 2021 (inception) through December 31, 2021, the Company expensed $10,549 for the services provided through the Administrative Services Agreement. As of December 31, 2021, the $10,549 had not been paid to the Sponsor and was still outstanding as a Due to Related Party balance.

Related Party Loans

On May 24, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the Initial Public Offering (the “Maturity Date”). As of December 31, 2021, there was an outstanding balance of $18,289 on the Note.

Note 5—Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A common stock) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Initial Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”). The Deferred Discount of $6,037,500 will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Note 6—Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A common stock issuable upon exercise of the Public Warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those Class A common stock until the Public Warrants expire or are redeemed. If the shares issuable upon exercise of the Public Warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A common stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions) and (z) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants for Class A common stock” and “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that, (i) they will not be redeemable by the Company, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned, or sold by the Sponsor until 30 days after the completion of the initial Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they are subject to registration rights.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00: Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “—Warrants—Public Stockholders’ Warrants—Anti-Dilution Adjustments”) on the trading day prior to the date on which we send the notice of redemption to the warrant holders.

The Company will not redeem the Public Warrants as described above unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised.

In no event will the Company be required to net cash settle any Public Warrant upon the exercise thereof. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were no Class A common stock issued or outstanding (excluding 17,250,000 shares subject to possible redemption).

Class B Common Stock—The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 4,312,500 shares of Class B common stock were issued and outstanding, with 562,500 shares being subject to forfeiture by the Sponsor. The underwriters exercised their overallotment option in full simultaneously in connection with the IPO. As a result, the 562,500 shares are no longer subjected to forfeiture.

Holders of shares of Class A common stock and holders of shares of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as required by law. Unless specified in our amended and restated certificate of incorporation, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of our shares of common stock that are voted is required to approve any such matter voted on by our stockholders.

Note 8—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up costs and are not currently deductible.

The following is a summary of the components of the provision for income taxes:

For The Period From March 8, 2021 (Inception) Through December 31, 2021
Deferred expense (benefit)
Federal	$(89,736)

Valuation allowance	89,736

Total deferred expense (benefit)	—

Total income tax expense (benefit)	$—

Effective Tax Rate Reconciliation	Tax-Effected	Rate
Pre-Tax Book Income	$(89,736)	21.00%
Change in Valuation Allowance	89,736	(21.00)%

Income Tax Expense / (Benefit)	$—	0.00%

Income taxes during the the period from March 8, 2021 (Inception) through December 31, 2021 differ from the expected U.S. federal income tax rate of 21% of pre-tax earnings from continuing operations due to the impact of nondeductible expenses and valuation allowances on deferred tax assets.

The Company’s income tax provision was computed based on the U.S. federal statutory tax rate. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets	2021
Capitalized start-up costs	$55,572
Net operating losses	34,164

Total deferred tax asset	$89,736
Valuation allowance	$(89,736)

Net Deferred Tax Assets/(Liabilities)	$—

As of December 31, 2021, the Company had $162,682 of U.S. federal and state net operating loss carryovers available to offset future taxable income. The federal net operating losses can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $89,736 as of December 31, 2021.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is subject to income tax examinations since inception by various taxing authorities.

Note 9—Subsequent Events

The Company has evaluated the impact of subsequent events through April 18, 2022, the date the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.