Form 10-Q
period 2022-03-31
Everest Consolidator Acquisition Corp
filed 2022-05-16
CIK 1863719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41100

Everest Consolidator Acquisition Corporation
(Exact Name of Registrant as Specified in Its Charter)

State of Delaware	86-2485792
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4041 MacArthur Blvd Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)
(949)
610-0835
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 2, 2022, there were 17,250,000 shares of the registrant’s Class A common stock and 4,312,500 shares of the registrant’s Class B common stock issued and outstanding.

		Page
Forward-Looking Statements		2

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements	5
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	5
	Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the period from March 8, 2021 (Inception) Through March 31, 2021 (unaudited)	6
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and for the period from March 8, 2021 (Inception) Through March 31, 2021 (unaudited)	7
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the period from March 8, 2021 (Inception) Through March 31, 2021 (unaudited)	8
	Notes to Condensed Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
Signatures		25

Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form
10-Q
may be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form
10-Q
include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:

•	our being a company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses in our industry or otherwise;

•	our ability to complete our initial business combination;

•	our pool of prospective target businesses;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•
our issuance of additional shares of capital stock or debt securities to complete a business combination, thereby reducing the equity interest of our stockholders and likely causing a change in control of our ownership;

•	our ability to assess the management of a prospective target business;

•	our ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic, economic uncertainty in various global markets caused by geopolitical instability, and the status of the debt and equity markets;

•	the risk of cyber incidents or attacks directed at us resulting in information theft, data corruption, operational disruption and/or financial loss;

•	the liquidity and trading market for our public securities;

•	the lack of a market for our securities;

•	our status as an emerging growth company and a smaller reporting company within the meaning of the Securities Act;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	the potential tax consequences of investing in our securities; or

•	our financial performance.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021.
The forward-looking statements in this Quarterly Report on Form
10-Q
are based upon information available to us as of the date of this Quarterly Report on Form
10-Q,
and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking
statements. Investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form
10-Q
and the documents that we reference herein and have filed herewith as exhibits with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form
10-Q.
We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
EVEREST CONSOLIDATOR ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$1,148,233	$1,454,762
Prepaid expenses	316,180	310,000

Total current assets	1,464,413	1,764,762
Marketable securities held in trust account	175,967,931	175,951,203
Prepaid expenses, non-current	201,288	277,726

Total assets	$177,633,632	$177,993,691

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$134,205	$132,555
Due to related party	48,289	18,289
Accrued expenses	648,111	645,023

Total current liabilities	830,605	795,867
Deferred underwriting commissions	6,037,500	6,037,500

Total liabilities	6,868,105	6,833,367

Commitments and Contingencies (Note 5)

Class A Common stock subject to possible redemption, $0.0001 par value, 17,250,000 shares at $10.20 redemption value as of March 31, 2022 and December 31, 2021	175,967,931	175,950,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(5,202,835)	(4,790,107)

Total Stockholders’ deficit	(5,202,404)	(4,789,676)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$177,633,632	$177,993,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2022	For the period from March 8, 2021 (inception) - March 31, 2021
Formation and operating costs	$411,525	$10,000

Loss from operations	(411,525)	(10,000)
Other income:
Investment income	$16,728	$—

Net loss	$(394,797)	$(10,000)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	17,250,000	—
Basic and diluted net loss per share, Class A subject to possible redemption	$(0.02)	$—
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted (1)	4,312,500	5,000,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.02)	$(0.00)

(1)
Excludes an aggregate of up to 750,000 Class B shares subject to forfeiture if the over-allotment option is not exercised in full for the period from March 8, 2021 (Inception) to March 31, 2021 (see Notes 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Subject to Possible Redemption		Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	17,250,000	$175,950,000	4,312,500	$431	$—	$(4,790,107)	$(4,789,676)
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	17,931	—	—	—	(17,931)	(17,931)
Net loss	—	—	—	—	—	(394,797)	(394,797)

Balance - March 31, 2022 (unaudited)	17,250,000	$175,967,931	4,312,500	$431	$—	$(5,202,835)	$(5,202,404)

	Common Stock Subject to Possible Redemption		Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - March 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(10,000)	(10,000)

Balance - March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(10,000)	$15,000

(1)	Includes an aggregate of up to 750,000 Class B shares subject to forfeiture if the over-allotment option is not exercised in full (see Notes 4).
The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2022	For the period from March 8, 2021 (inception) - March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(394,797)	$(10,000)
Adjustments to reconcile net loss to net cash used in operating activities
Investment income held in Trust account	(16,728)	—
Changes in operating assets and liabilities
Accrued offering and formation costs	—	10,000
Prepaid expenses	70,258	—
Due to related party	30,000	—
Accounts payable	20,823	—
Accrued professional fees	44,288	—

Net cash used in operating activities	(246,156)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	(60,373)	—

Net cash provided by (used in) financing activities	(60,373)	25,000

Net change in cash	(306,529)	25,000

Cash - beginning of the period	1,454,762	—

Cash - end of the period	$1,148,233	$25,000

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$—	$207,318
Offering costs included in accrued expenses	$349,285	$—
Offering costs included in accounts payable	$105,830	$—
Accretion of Class A shares to redemption value	$17,931	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
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
Our only activities from March 8, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for our IPO, and the search for a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash from the proceeds derived from the Initial Public Offering (as defined below).
On November 29, 2021, the Company consummated the Initial Public Offering of
17,250,000
units (the “Units”), including
2,250,000
Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units were sold at a price of $
10.00
per Unit, generating gross proceeds to the Company of $
172,500,000
, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of
6,333,333
warrants (the “Private Placement Warrants”) at a purchase price of $
1.50
per Private Placement Warrant (the “Private Placement”), to Everest Consolidator Sponsor, LLC (the “Sponsor”), generating gross proceeds to the Company of $
9,500,000
, which is described in Note 4.
Transaction costs amounted to $
10,431,114
, including $
6,037,500
in deferred underwriting fees, $
3,450,000
in upfront underwriting fees, and $
943,614
in other offering costs related to the Initial Public Offering.
As of the IPO date, a total of $
175,950,000
of the net proceeds from the IPO and the Private Placement, which includes the $
6,037,500
deferred underwriting commission, were placed in a U.S.-based trust account at Bank of America maintained by American Stock Transfer & Trust Company, LLC, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the IPO and the Private Placement held in the trust account will not be released until the earliest of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
The Company’s memorandum and articles of association provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A common stock shares, $
0.0001
par value, included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem
100
% of such Public Shares if it does not complete the Initial Business Combination within
18
months from the closing of the Initial Public Offering; and (iii) the redemption of
100
% of the Class A common stock shares included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within
18
months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least
80
% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.
The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $
5,000,001
. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.
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
Pursuant to the Company’s memorandum and articles of association if the Company is unable to complete the Initial Business Combination within
18
months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $
100,000
of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent director nominees will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within
18
months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A common stock shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.
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
Liquidity and Capital Resources
As of March 31, 2022, the Company had a cash balance of $
1,148,233
and a working capital surplus of $
633,808
. The Company has access to working capital loans from the Sponsor, which is described in Note 4, to cover working capital needs. Further, the Company’s liquidity needs are satisfied through using proceeds from the Initial Public Offering and Private Placement Warrants (as described in Notes 3 and 4) that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. The Sponsor intends, but is not obligated to, provide the Company Working Capital Loans (see Note 4) to sustain operations in the event of a liquidity deficiency. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due
diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the Company’s condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Summary of Significant Accounting Policies
During the three-month period ended March 31, 2022, there were no changes to the significant accounting policies in relation to what was described in the Company’s 2021 Form
10-K.
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed financial position as of March 31, 2022 and its results of operations for the three-month periods ended March 31, 2022 and for the period from March 8, 2021 (inception) through March 31, 2021, and changes in shareholders’ equity (deficit) and cash flows for the periods presented. The results disclosed in the statement of operations for the three-months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 filed with the Securities and Exchange Commission.
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
Marketable securities held in the Trust Account
As of March 31, 2022 and December 31, 2021, the Company’s portfolio of investments held in the Trust Account are comprised solely of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. These securities are presented on the condensed Balance Sheet at fair value at the end of each reporting period. Earnings on these securities is included in investment income in the accompanying Statement of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet and were immediately accreted to redemption value at the IPO date.
The Class A common stock subject to possible redemption reflected on the balance sheet as March 31, 2022 are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Plus:
Total re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	17,931

Class A common stock subject to possible redemption	$175,967,931

The Class A common stock subject to possible redemption reflected on the balance sheet as December 31, 2021 are reconciled in the following table.

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Plus:
Total re-measurement of carrying value to redemption value	18,222,829

Class A common stock subject to possible redemption	$175,950,000

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of March 31, 2022 and December 31, 2021, the Company only held Level 1 financial instruments, which are the Company’s Marketable securities held in trust account.
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

Net Loss Per Common Stock
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares for the three months ended March 31, 2022 and for the period from March 8, 2021 (inception) through March 31, 2021, were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full at the IPO date. The Company’s condensed Statement of Operations include a presentation of loss per ordinary share subject to redemption in a manner similar to the two-class
method of loss per share. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
As of March 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
A reconciliation of net loss per ordinary share is as follows:

For the three months ended March 31, 2022
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(315,838)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A	17,250,000
Basic and diluted net loss per share, Redeemable Class A	$(0.02)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(78,959)
Net loss allocable to non-redeemable Class B Common Stock
Denominator: Weighted Average Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B Common Stock	$(0.02)

For the period from March 8, 2021 - (inception) - March 31, 2021
Non-redeemable Class B Common Stock
Numerator: Net loss allocable to Non-redeemable Class B Common Stock	$(10,000)
Denominator: Weighted Average Share Outstanding, Non-redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable Class B Common Stock	5,000,000
Basic and diluted net loss per share, Non-redeemable Class B Common Stock	$(0.00)
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
On September 24, 2021, the Company repurchased 1,437,500 shares of class B common stock from the Sponsor for $6,250. As of March 31, 2022, there were 4,312,500 shares of Class B common stock were issued and outstanding. As of March 31, 2021, there were 5,750,000 shares of Class B common stock were issued and outstanding, of which 750,000 shares were subject to forfeiture by the Sponsor. The underwriters exercised their overallotment option in full simultaneously in connection with the IPO. As a result, the 562,500 shares are no longer subjected to forfeiture.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Through March 31, 2022, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
The Company has entered into an Administrative Services Agreement pursuant to which, starting at the IPO date, the Company will pay an affiliate of the Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.
For the three-month period ended March 31, 2022 and the period from March 8, 2021 (Inception) to March 31, 2021, the Company expensed $30,000 and $0 for the services provided through the Administrative Services Agreement, respectively. As of March 31, 2022 and December 31, 2021, the Company had $48,289 and $18,289 payable under the Administrative Service agreement, respectively which is included in the above condensed balance sheets as a Due to Related Party balance.
Related Party Loans
On May 24, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing
and payable on the earlier of June 30, 2022 or the completion of the Initial Public Offering (the “Maturity Date”). As of March 31, 2022 and December 31, 2021, there was no outstanding balance on the Note.
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

Note 7—Stockholders’ Equity
Preferred Stock
—The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of March 31, 2022, there were no Class A common stock issued or outstanding (excluding 17,250,000 shares subject to possible redemption).
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. As of March 31, 2022, there were 4,312,500 shares of Class B common stock were issued and outstanding.
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

Note 8 —Subsequent Events
The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements for the period ended March 31, 2022, and related notes included elsewhere in this filing and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, filed with the SEC on April 19, 2022 (the “2021 Form
10-K”).
This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this filing and those set forth in Part I, Item 1A, “Risk Factors” in the 2021 Form
10-K
and under the heading “Forward-Looking Statements” elsewhere in this Quarterly Report on Form
10-Q.
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

Results of Operations and Known Trends or Future Events
We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 8, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for our IPO, and the search for a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in
the form of interest income on marketable securities held in the trust account following the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net loss of $394,797, which consists of formation and operating costs of $411,525 and is offset by investment income held in Trust Account of $16,728.
For the period from March 8, 2021 (inception) through March 31, 2021, we had a net loss of $10,000 consisting of formation and operating costs of the Company.
Liquidity and Capital Resources
Our liquidity needs were satisfied prior to the completion of our IPO through $18,750 paid by our sponsor, Everest Consolidator Sponsor, LLC (the “Sponsor”) (after giving effect to the repurchase by us of 1,437,500 shares of our Class B common stock from our Sponsor for an aggregate purchase price of $6,250) to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our Sponsor.
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
For the three months ended March 31, 2022, cash used in operating activities was $246,156. In addition, the Company used cash in financing activities of $60,373 to pay offering costs during the three months ended March 31, 2022. As of March 31, 2022, we had cash of $1,148,233 and marketable securities held in the trust account of $175,967,931 (including $17,931 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2022, we did not withdraw any interest earned on the trust account to pay our taxes.
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
As of March 31, 2022, we had cash of $1,148,233 held outside the trust account. We intend to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Through March 31, 2022, the Company had no borrowings under the Working Capital Loans.
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
As of March 31, 2022, the Company had $1,148,233 in cash and working capital of $633,808. Management of the Company believes that the Company will have sufficient working capital and borrowing capacity to meet its needs one year from the date the financial statement was issued. However, there is a risk that liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide the Company Working Capital Loans to sustain operations in the event of a liquidity deficiency.
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
Administrative Services Agreement
We have entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 for office space, secretarial and administrative services to the company. We began incurring these fees on November 29, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination or the Company’s liquidation. For the three-month period ended March 31, 2022, the Company incurred $30,000 for the services provided through the Administrative Services Agreement. As of March 31, 2022, the Company owed the Sponsor a total of $48,289 under the Administrative Service agreement, which is included in the above condensed balance sheets as a Due to Related Party balance.

Critical Accounting Policies and Estimates
The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to the Company’s estimates and assumptions during the three-months ended March 31, 2022. Reference should be made to the financial statements and related notes included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 for a full description of other significant accounting policies.
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
Jumpstart Our Business Startups Act of 2012
Under the JOBS Act, an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of new or revised accounting standards that have different transition dates for public and private companies until those standards would otherwise apply to private companies. We meet the definition of an “emerging growth company” and have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (x) are no longer an emerging growth company, or (y) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
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

In connection with this Quarterly Report on Form
10-Q,
our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 as a result of the material weaknesses described below and previously reported in our 2021 Form 10-K.
Material Weakness
In connection with the preparation of the financial statements included in our 2021 Form 10-K, we concluded that there was a material weakness in our internal control over financial reporting relating to ineffective internal controls over accounting for a share repurchase and with respect to completeness and accuracy of financial data, specifically relating to an unrecorded liability for the professional fees of legal counsel. With respect to accounting for a share repurchase, deficiencies exist in our process for ensuring the completeness of information utilized in various technical accounting analyses and in certain instances, the proper application of the relevant accounting literature. These deficiencies could result in material adjustments for certain transactions. With respect to a lack of formality in our control activities to ensure completeness and accuracy of financial data, we did not sufficiently establish formal policies and procedures to design effective controls and establish responsibilities to execute these policies and procedures.
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
Changes in Internal Control over Financial Reporting
Except as provided below under “Remediation Efforts to Address Material Weaknesses,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 covered by this Quarterly Report on Form 10- Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Efforts to Address Material Weaknesses
We are in the process of remediating, but have not yet remediated, the material weaknesses described above. Under the oversight of the audit committee, management is developing a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weaknesses. As of the date of this Quarterly Report on Form 10-Q, we have taken the following actions and are in the process of making the following changes in our internal control environment to help remediate the material weaknesses:

•	we have implemented additional review procedures to ensure completeness of accrued liabilities; and

•
we have utilized the expertise of outside financial reporting advisors to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial reporting requirements.

Management may determine to take additional measures to remediate the material weaknesses as necessary.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q
include the risk disclosed under Part I, Item 1A, “Risk Factors” in our 2021 Form
10-K,
which information is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our business. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, including our ability to negotiate and complete our initial business combination, and our results of operations. As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our 2021 Form
10-K,
except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 29, 2021, we consummated our IPO of 17,250,000 units, including 2,250,000 units sold pursuant to the full exercise of the underwriters’ over-allotment option. The units sold were registered pursuant to a registration statement on Form
S-1
(File
No. 333-260343),
as amended, declared effective by the SEC on November 23, 2021. Simultaneously with the closing of the IPO, we completed the private sale of 6,333,333 private placement warrants at a purchase price of $1.50 per private placement warrant to the Sponsor. No underwriting discounts or commissions were paid with respect to the private placement. The private placement warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The sale of the units in the IPO and the concurrent sale of the private placement warrants generated gross proceeds to the Company of $182,000,000, consisting of $172,500,000 from the sale of the units and $9,500,000 from the sale of the private placement warrants. In connection with the closing of the IPO, we paid a total of $3,450,000 in underwriting discounts and commissions and $600,000 for other costs and expenses related to the IPO. In addition, the underwriter agreed to defer $6,037,500 in underwriting discounts and commissions. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
There has been no material change in the expected use of the net proceeds from our IPO, as described in our final IPO prospectus, filed with the SEC on November 24, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-41100	3.1	11/29/21

3.2	Amended and Restated Bylaws	8-K	001-41100	3.2	11/29/21

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					*	*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**
This certification is being furnished solely to accompany this Quarterly Report on Form
10-Q
and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

Date: May 16, 2022	By:	/s/ Adam Dooley
Adam Dooley
( Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )