Form 10-Q
period 2022-06-30
Everest Consolidator Acquisition Corp
filed 2022-08-12
CIK 1863719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 17,250,000 shares of the registrant’s Class A common stock and 4,312,500 shares of the registrant’s Class B common stock issued and outstanding.

		Page
Forward-Looking Statements		2

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	4
	Condensed Statements of Operations for the Three Months Ended June 30, 2022 and 2021, for the Six Months Ended June 30, 2022 and for the period from March 8, 2021 (Inception) Through June 30, 2021 (unaudited)	5
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2022 and 2021, for the Six Months Ended June 30, 2022 and for the period from March 8, 2021 (Inception) Through June 30, 2021 (unaudited)	6
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the period from March 8, 2021 (Inception) Through June 30, 2021 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
Signatures		27

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

These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:

●	our being a company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses in our industry or otherwise;
●	our ability to complete our initial business combination;
●	our pool of prospective target businesses;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our issuance of additional shares of capital stock or debt securities to complete a business combination, thereby reducing the equity interest of our stockholders and likely causing a change in control of our ownership;
●	our ability to assess the management of a prospective target business;
●	our ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, economic uncertainty in various global markets caused by geopolitical instability, and the status of the debt and equity markets;
●	our ability to consummate an initial business combination due to changes in laws or regulations, including changes imposing additional requirements on business combination transactions involving SPACs and private operating companies;

●	the risk of cyber incidents or attacks directed at us resulting in information theft, data corruption, operational disruption and/or financial loss;
●	the liquidity and trading market for our public securities;
●	the lack of a market for our securities;
●	our status as an emerging growth company and a smaller reporting company within the meaning of the Securities Act;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	the potential tax consequences of investing in our securities; or
●	our financial performance.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”).

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$826,981	$1,454,762
Prepaid expenses	310,000	310,000
Total current assets	1,136,981	1,764,762
Marketable securities held in trust account	176,201,150	175,951,203
Prepaid expenses, non-current	124,001	277,726
Total assets	$177,462,132	$177,993,691

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$50,702	$132,555
Due to related party	80,714	18,289
Accrued expenses	805,159	645,023
Income taxes payable	109,576	—
Total current liabilities	1,046,151	795,867
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	7,083,651	6,833,367

Commitments and Contingencies (Note 5)
Class A Common stock subject to possible redemption, $0.0001 par value, 17,250,000 shares at $10.20 redemption value as of June 30, 2022 and December 31, 2021	175,967,931	175,950,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(5,589,881)	(4,790,107)
Total Stockholders’ deficit	(5,589,450)	(4,789,676)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$177,462,132	$177,993,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

				For the period from March 8, 2021
	Three months ended June 30,		Six months ended June 30,	(inception) to June 30,
	2022	2021	2022	2021
Formation and operating costs	$510,689	$60	$922,214	$10,060
Loss from operations	(510,689)	(60)	(922,214)	(10,060)
Other income:
Investment income	233,219	—	$249,947	$—
Net loss before income taxes	(277,470)	(60)	(672,267)	(10,060)
Income tax provision	(109,576)	—	$(109,576)	$—
Net loss	$(387,046)	$(60)	$(781,843)	$(10,060)
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	17,250,000	—	17,250,000	—
Basic and diluted net loss per share, Class A subject to possible redemption	$(0.02)	$—	$(0.04)	$—
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted (1)	4,312,500	5,000,000	4,312,500	5,000,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.02)	$(0.00)	$(0.04)	$(0.00)

(1)	Excludes an aggregate of up to 750,000 Class B shares subject to forfeiture if the over-allotment option is not exercised in full for the period from March 8, 2021 (inception) to March 31, 2021 and March 8, 2021 (inception) to June 30, 2021 (see Notes 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2021	17,250,000	$175,950,000	4,312,500	$431	$—	$(4,790,107)	$(4,789,676)
Re-measurement for Class A common stock to redemption value	—	17,931	—	—	—	(17,931)	(17,931)
Net loss	—	—	—	—	—	(394,797)	(394,797)
Balance - March 31, 2022 (unaudited)	17,250,000	$175,967,931	4,312,500	$431	$—	$(5,202,835)	$(5,202,404)
Net loss	—	—	—	—	—	(387,046)	(387,046)
Balance - June 30, 2022 (unaudited)	17,250,000	$175,967,931	4,312,500	$431	$—	$(5,589,881)	$(5,589,450)

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(10,000)	(10,000)
Balance - March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(10,000)	$15,000
Net loss	—	—	—	—	—	(60)	(60)
Balance - June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(10,060)	$14,940

(1)	Includes an aggregate of up to 750,000 Class B shares subject to forfeiture if the over-allotment option is not exercised in full (see Notes 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended	For the period from March 8, 2021
	June 30, 2022	(inception) - June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(781,843)	$(10,060)
Adjustments to reconcile net income to net cash used in operating activities
Formation and operating expenses funded by note payable through Sponsor	—	60
Investment income held in Trust account	(249,947)	—
Changes in operating assets and liabilities
Prepaid expenses	153,725	—
Due to related party	62,425	—
Accounts payable	(40,653)	—
Accrued expenses	285,139	10,000
Income taxes payable	109,576	—
Net cash used in operating activities	(461,578)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	(166,203)	—
Net cash provided by (used in) financing activities	(166,203)	25,000

Net change in cash	(627,781)	25,000
Cash - beginning of the period	1,454,762	—
Cash - end of the period	$826,981	$25,000

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$—	$12,388
Deferred offering costs included in accrued expenses	$—	$290,000
Deferred offering costs paid through promissory note—related party	$—	$45,943

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Description of Organization, Business Operations and Going Concern

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

Our only activities from March 8, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for our IPO, and the search for a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering (as defined below).

On November 29, 2021, the Company consummated the Initial Public Offering (“IPO”) of 17,250,000 units (the “Units”), including 2,250,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000, which is described in Note 3.

Simultaneously with the closing of the IPO, the Company completed the private sale of 6,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”), to Everest Consolidator Sponsor, LLC (the “Sponsor”), generating gross proceeds to the Company of $9,500,000, which is described in Note 4.

Transaction costs amounted to $10,431,114, including $6,037,500 in deferred underwriting fees, $3,450,000 in upfront underwriting fees, and $943,614 in other offering costs related to the Initial Public Offering.

As of the IPO date, a total of $175,950,000 of the net proceeds from the IPO and the Private Placement, which includes the $6,037,500 deferred underwriting commission, were placed in a U.S.-based trust account at Bank of America maintained by American Stock Transfer & Trust Company, LLC, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the IPO and the Private Placement held in the Trust Account will not be released until the earliest of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s memorandum and articles of association provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A common stock shares, $0.0001 par value, included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months or 21 months, as applicable); and (iii) the redemption of 100% of the Class A common stock shares included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months or 21 months,as applicable) (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Pursuant to the Company’s memorandum and articles of association if the Company is unable to complete the Initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months or 21 months, as applicable), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent director nominees will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 15 months of the closing of the Initial Public Offering (or 18 months or 21 months, as applicable). However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A common stock shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Risks and Uncertainties

Results of operations and the Company’s ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern

The $826,981 held outside of the Trust Account as of June 30, 2022, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company has 15 months from the closing of the IPO (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the initial Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, then, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the proceeds raised in the initial public offering and the funds potentially available from loans from the sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Note 2—Summary of Significant Accounting Policies

During the six-month period ended June 30, 2022, there were no changes to the significant accounting policies in relation to what was described in the Company’s 2021 Form 10-K.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed financial position as of June 30, 2022 and its results of operations for the three- and six-month periods ended June 30, 2022, for the three-months ended June 30, 2021 and for the period from

March 8, 2021 (inception) through June 30, 2021, and changes in shareholders’ equity (deficit) and cash flows for the periods presented. The results disclosed in the statement of operations for the three- and six-months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 filed with the Securities and Exchange Commission.

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

The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which the Company’s total annual gross revenue is at least $1.07 billion or (c) when the Company is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Marketable securities held in the Trust Account

As of June 30, 2022 and December 31, 2021, the Company’s portfolio of investments held in the Trust Account are comprised solely of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. These securities are presented on the condensed Balance Sheet at fair value at the end of each reporting period. Earnings on these securities is included in investment income in the accompanying Statement of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet and was immediately accreted to redemption value at the IPO date.

The Class A common stock subject to possible redemption reflected on the balance sheet as June 30, 2022 are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Funds available for payment of and income taxes	(233,219)
Plus:
Total re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	251,150
Class A common stock subject to possible redemption	$175,967,931

The Class A common stock subject to possible redemption reflected on the balance sheet as December 31, 2021 are reconciled in the following table.

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Plus:
Total re-measurement of carrying value to redemption value	18,222,829
Class A common stock subject to possible redemption	$175,950,000

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of June 30, 2022 and December 31, 2021, the Company only held Level 1 financial instruments, which are the Company’s Marketable securities held in Trust Account.

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

Net Loss Per Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares for the three- and six-months ended June 30, 2022, for the three-months ended June 30, 2021, and for the period from March 8, 2021 (inception) through June 30, 2021, were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full at the IPO date. The Company’s condensed Statement of Operations include a presentation of loss per ordinary share subject to redemption in a manner similar to the two-class method of loss per share. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

A reconciliation of net loss per ordinary share is as follows:

For the three months ended
June 30, 2022
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(309,637)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net loss per share, Redeemable Class A	$(0.02)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(77,409)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B	$(0.02)

For the six months ended
June 30, 2022
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(625,474)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A	17,250,000
Basic and diluted net loss per share, Redeemable Class A	$(0.04)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(156,369)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B	$(0.04)

For the three months ended
June 30, 2021
Non-redeemable Class B Common Stock
Numerator: Net loss allocable to Non-redeemable Class B Common Stock	$(60)
Denominator: Weighted Average Share Outstanding, Non-redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable Class B Common Stock	5,000,000
Basic and diluted net loss per share, Non-redeemable Class B Common Stock	$(0.00)

For the period from
March 8, 2021 -
(inception) –
June 30, 2021
Non-redeemable Class B Common Stock
Numerator: Net loss allocable to Non-redeemable Class B Common Stock	$(10,060)
Denominator: Weighted Average Share Outstanding, Non-redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable Class B Common Stock	5,000,000
Basic and diluted net loss per share, Non-redeemable Class B Common Stock	$(0.00)

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating and capital loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance is reduced when it is determined that it is more likely than not that the deferred tax asset will be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

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

On September 24, 2021, the Company repurchased 1,437,500 shares of class B common stock from the Sponsor for $6,250. As of June 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock were issued and outstanding. The underwriters exercised their overallotment option in full simultaneously in connection with the IPO. As a result, the 562,500 shares are no longer subjected to forfeiture.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company completed a sale of 6,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placements”), to the Sponsor and Directors, generating gross proceeds to the Company of $9,500,000. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Initial Business Combination is not completed within 15 months from the closing of the Initial Public Offering (or 18 months or 21 months, as applicable), the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, to not transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Through June 30, 2022, the Company had no borrowings under the Working Capital Loans.

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

For the three-month period ended June 30, 2022, the Company expensed $32,425 for the services provided through the Administrative Services Agreement. For the six-month period ended June 30, 2022, the Company expensed $62,425 for the services provided through the Administrative Services Agreement. As of June 30, 2022, the Company’s liability to the Sponsor was $80,714 under the Administrative Service agreement, which is included in the Due to Related Party balance.

Related Party Loans

On May 24, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the Initial Public Offering (the “Maturity Date”). As of June 30, 2022 and December 31, 2021, there was no outstanding balance on the Note.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00: Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “—Warrants—Public Stockholders’ Warrants—Anti-Dilution Adjustments”) on the trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

Note 7—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022, there were 17,250,000 shares of Class A common stock issued or outstanding subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022, 4,312,500 shares of Class B common stock were issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as required by law. Unless specified in our amended and restated certificate of incorporation, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of our shares of common stock that are voted is required to approve any such matter voted on by our stockholders.

Note 8 —Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s ETR was (39)% and 0% for the three months ended June 30, 2022 and 2021, respectively.  The Company’s ETR was (16)% and 0% for the six months ended June 30, 2022 and for the period from March 8, 2021 (inception) through June 30, 2022, respectively. The difference between the effective tax rate of (39)% and (16)% for the three- and six-months ended June 30, 2022, respectively, and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2022 was primarily due to the ETR adjustment, utilization of net operating losses, and the change in the valuation allowance. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended June 30, 2021 and for the period from March 8, 2021 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of June 30, 2022 and December 31, 2021, the Company has no uncertain tax positions related to federal and state income taxes. The 2021 federal tax return for the Company remains open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

Note 9 —Subsequent Events

The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements for the period ended June 30, 2022, and related notes included elsewhere in this filing and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 19, 2022 (the “2021 Form 10-K”). This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this filing and those set forth in Part I, Item 1A. “Risk Factors” in the 2021 Form 10-K and under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Overview

We are a blank check company incorporated on March 8, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

The issuance of additional shares of our common stock in a business combination:

●	may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of shares of our Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	May adversely affect prevailing market prices for our units, shares of Class A common stock and/or warrants; and may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 8, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for our IPO, and the search for a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account established at the time of the IPO to hold certain proceeds from the IPO and the concurrent sale of the private placement warrants (“Trust Account following”) the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $387,046, which consists of formation and operating costs of $510,689 and income tax expense of $109,576 which were offset by a gain on marketable securities (net), dividends and interest, held in Trust Account of $233,219.

For the six months ended June 30, 2022, we had a net loss of $781,843, which consists of formation and operating costs of $922,214 and income tax expense of $109,576 which were offset by a gain on marketable securities (net), dividends and interest, held in Trust Account of $249,947.

For the period from three months ended June 30, 2021, we had a net loss of $60 consisting of formation and operating costs of the Company.

For the period from March 8, 2021 (inception) through June 30, 2021, we had a net loss of $10,060 consisting of formation and operating costs of the Company.

Liquidity, Capital Resources and Going Concern

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

We generated gross proceeds of $178,550,000 from the (i) the sale of the units in the IPO, after deducting offering expenses, underwriting commissions, but excluding deferred underwriting commissions, and (ii) the sale of the private placement warrants. Of this amount, $175,950,000 was deposited into the Trust Account, which includes $6,037,500 of deferred underwriting commissions. The proceeds held in the Trust Account are invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

For the six months ended June 30, 2022, cash used in operating activities was $461,578. In addition, the Company used cash in financing activities of $166,203 to pay offering costs during the six months ended June 30, 2022. As of June 30, 2022, we had cash of $826,981 and marketable securities held in the Trust Account of $176,201,150 (including $249,947 of interest income earned for the six months ended June 30, 2022) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes.

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

The $826,981 held outside of the Trust Account as of June 30, 2022, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company has 15 months from the closing of the IPO (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the initial Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, then, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the proceeds raised in the initial public offering and the funds potentially available from loans from the sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per unit, or $6,037,500 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in our Trust Account and will be released to the underwriters only upon the completion of our initial business combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete an initial business combination.

Administrative Services Agreement

We have entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services to the company. We began incurring these fees on November 29, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination or the Company’s liquidation. For the three-month period ended June 30, 2022, the Company expensed $32,425 for the services provided through the Administrative Services Agreement. For the six-month period ended June 30, 2022, the Company expensed $62,425 for the services provided through the Administrative Services Agreement. As of June 30, 2022, the Company’s liability to the Sponsor was $80,714 under the Administrative Service agreement, which is included in the Due to Related Party balance.

Critical Accounting Policies and Estimates

The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to the Company’s estimates and assumptions during the period ended June 30, 2022 and for the period from March 8, 2021 (inception) through June 30, 2021. Reference should be made to the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a full description of other significant accounting policies.

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

In connection with this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 as a result of the material weaknesses described below and previously reported in our 2021 Form 10-K.

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

Changes in Internal Control over Financial Reporting

Except as provided below under “Remediation Efforts to Address Material Weaknesses,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 covered by this Quarterly Report on Form 10- Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Efforts to Address Material Weaknesses

We are in the process of remediating, but have not yet remediated, the material weaknesses described above. Under the oversight of the audit committee, management has developed a detailed plan and timetable for the implementation of appropriate remedial measures to address the material weaknesses. As of the date of this Quarterly Report on Form 10-Q, we have taken the following actions and are in the process of making the following changes in our internal control environment to help remediate the material weaknesses:

●	we have implemented additional review procedures to ensure completeness of accrued liabilities; and
●	we have utilized the expertise of outside financial reporting advisors to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial reporting requirements.

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

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K. We may disclose additional changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-41100	3.1	11/29/21

3.2	Amended and Restated Bylaws	8-K	001-41100	3.2	11/29/21

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*	Filed herewith.
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

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

Date: August 12, 2022	By:	/s/ Adam Dooley
Adam Dooley
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)