Form 10-Q
period 2022-09-30
Everest Consolidator Acquisition Corp
filed 2022-11-10
CIK 1863719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 17,250,000 shares of the registrant’s Class A common stock and 4,312,500 shares of the registrant’s Class B common stock issued and outstanding.

		Page
Forward-Looking Statements		2

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	4
	(Unaudited) Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022 and for the period from March 8, 2021 (Inception) Through September 30, 2021	5
	(Unaudited) Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022 and for the period from March 8, 2021 (Inception) Through September 30, 2021	6
	(Unaudited) Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the period from March 8, 2021 (Inception) Through September 30, 2021	7
	(Unaudited) Notes to Condensed Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Signatures		29

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

These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:

●	our being a company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses in our industry or otherwise;
●	our ability to complete our initial business combination;
●	our pool of prospective target businesses;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our issuance of additional shares of capital stock or debt securities to complete a business combination, thereby reducing the equity interest of our stockholders and likely causing a change in control of our ownership;
●	our ability to assess the management of a prospective target business;
●	our ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, economic uncertainty in various global markets caused by geopolitical instability, and the status of the debt and equity markets;
●	our ability to consummate an initial business combination due to changes in laws or regulations, including changes imposing additional requirements on business combination transactions involving SPACs and private operating companies and the application of the 1% U.S. federal excise tax under the IR Act (as defined herein);

●	the risk of cyber incidents or attacks directed at us resulting in information theft, data corruption, operational disruption and/or financial loss;
●	the liquidity and trading market for our public securities;
●	the lack of a market for our securities;
●	our status as an emerging growth company and a smaller reporting company within the meaning of the Securities Act;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	the potential tax consequences of investing in our securities; or
●	our financial performance.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$472,447	$1,454,762
Prepaid expenses	331,250	310,000
Total current assets	803,697	1,764,762
Marketable securities held in trust account	176,802,890	175,951,203
Prepaid expenses, non-current	45,864	277,726
Total assets	$177,652,451	$177,993,691

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$123,877	$132,555
Due to related party	30,000	18,289
Accrued expenses	750,377	645,023
Income taxes payable	109,576	—
Total current liabilities	1,013,830	795,867
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	7,051,330	6,833,367

Commitments and Contingencies (Note 5)

Class A Common stock subject to possible redemption, $0.0001 par value, 17,250,000 shares at $10.23 and $10.20 redemption value as of September 30, 2022 and December 31, 2021, respectively	176,376,515	175,950,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(5,775,825)	(4,790,107)
Total Stockholders’ deficit	(5,775,394)	(4,789,676)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$177,652,451	$177,993,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended	For the period from March 8, 2021
	September 30,		September 30,	(inception) to September 30,
	2022	2021	2022	2021
Formation and operating costs	$379,100	$—	$1,301,314	$10,060
Loss from operations	(379,100)	—	(1,301,314)	(10,060)
Other income:
Investment income held in Trust Account	601,740	—	$851,687	$—
Net income (loss) before income taxes	222,640	—	(449,627)	(10,060)

Income tax provision	—	—	$(109,576)	$—

Net income (loss)	$222,640	$—	$(559,203)	$(10,060)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	17,250,000	—	17,250,000	—

Basic and diluted net loss per share, Class A subject to possible redemption	$0.01	$—	$(0.03)	$—

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted (1)	4,312,500	4,904,891	4,312,500	4,956,250

Basic and diluted net loss per share, Class B non-redeemable common stock	$0.01	$(0.00)	$(0.03)	$(0.00)

(1)	Excludes an aggregate of up to 562,500 Class B shares subject to forfeiture if the over-allotment option is not exercised in full (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2021	17,250,000	$175,950,000	4,312,500	$431	$—	$(4,790,107)	$(4,789,676)
Re-measurement for Class A common stock to redemption value	—	17,931	—	—	—	(17,931)	(17,931)
Net loss	—	—	—	—	—	(394,797)	(394,797)
Balance - March 31, 2022 (unaudited)	17,250,000	175,967,931	4,312,500	431	—	(5,202,835)	(5,202,404)
Net loss	—	—	—	—	—	(387,046)	(387,046)
Balance - June 30, 2022 (unaudited)	17,250,000	175,967,931	4,312,500	431	—	(5,589,881)	(5,589,450)
Re-measurement for Class A common stock to redemption value	—	408,584	—	—	—	(408,584)	(408,584)
Net loss	—	—	—	—	—	222,640	222,640
Balance - September 30, 2022 (unaudited)	17,250,000	176,376,515	4,312,500	431	—	(5,775,825)	(5,775,394)

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(10,000)	(10,000)
Balance - March 31, 2021 (unaudited)	—	—	5,750,000	575	24,425	(10,000)	15,000
Net loss	—	—	—	—	—	(60)	(60)
Balance - June 30, 2021 (unaudited)	—	—	5,750,000	575	24,425	(10,060)	14,940
Repurchase of founder shares from sponsor	—	—	(1,437,500)	(144)	(6,106)	—	(6,250)
Balance - September 30, 2021 (unaudited)	—	—	4,312,500	431	18,319	(10,060)	8,690

(1)	Includes an aggregate of up to 562,500 Class B shares subject to forfeiture if the over-allotment option is not exercised in full (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended	For the period from March 8, 2021
	September 30, 2022	(inception) - September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(559,203)	$(10,060)
Adjustments to reconcile net income to net cash used in operating activities
Formation and operating expenses funded by note payable through Sponsor	—	60
Investment income held in Trust account	(851,687)	—
Changes in operating assets and liabilities
Prepaid expenses	210,612	—
Due to related party	11,711	—
Accounts payable	32,522	—
Accrued expenses	230,357	10,000
Income taxes payable	109,576	—
Net cash used in operating activities	(816,112)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Repurchase of Class B common stock from Sponsor	—	(6,250)
Payment of offering costs	(166,203)	—
Net cash provided by (used in) financing activities	(166,203)	18,750

Net change in cash	(982,315)	18,750

Cash - beginning of the period	1,454,762	—
Cash - end of the period	$472,447	$18,750

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$—	$14,450
Deferred offering costs included in accrued expenses	$—	$302,500
Deferred offering costs paid through promissory note—related party	$—	$66,545

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

Our only activities from March 8, 2021 (inception) through September 30, 2022, were organizational activities, those necessary to prepare for our IPO, and the search for a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering (as defined below).

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

The Company’s memorandum and articles of association provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A common stock shares, $0.0001 par value, included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months or 21 months, as applicable); and (iii) the redemption of 100% of the Class A common stock shares included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months or 21 months, as applicable) (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other measures, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a Business Combination or otherwise, may be subject to this excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of any PIPE financing or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (iii) the content of any regulations and other guidance issued by the Treasury Department and/or the Internal Revenue Service. In addition, because the excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our stock. The foregoing could cause a reduction in the cash available on hand to complete a business Combination and in our ability to complete a Business Combination. Further, the application of the excise tax in the event of a liquidation is uncertain, and it is possible that the proceeds held in the Trust Account (in the event we are unable to complete a Business Combination in the required time and redeem 100% of our public shares in accordance with our amended and restated certificate of incorporation) could be subject to the excise tax, in which case the amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced

Liquidity and Going Concern

The $472,447 held outside of the Trust Account as of September 30, 2022, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Note 2—Summary of Significant Accounting Policies

During the nine-month period ended September 30, 2022, there were no changes to the significant accounting policies in relation to what was described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”).

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed financial position as of September 30, 2022 and its results of operations for the three- and nine-month periods ended September 30, 2022, for the three-months ended September 30, 2021 and for the period from March 8, 2021 (inception) through September 30, 2021, and changes in shareholders’ equity (deficit) and cash flows for the periods presented. The results disclosed in the statement of operations for the three- and nine-months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021, filed with the Securities and Exchange Commission.

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

Marketable securities held in the Trust Account

As of September 30, 2022, and December 31, 2021, the Company’s portfolio of investments held in the Trust Account are comprised solely of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. These securities are presented on the condensed Balance Sheet at fair value at the end of each reporting period. Earnings on these securities is included in investment income in the accompanying Statement of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, and December 31, 2021, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet and was immediately accreted to redemption value at the IPO date.

The Class A common stock subject to possible redemption reflected on the balance sheet as September 30, 2022 are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Funds available for payment of franchise taxes and income taxes	(426,375)
Plus:
Total re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	852,890
Class A common stock subject to possible redemption	$176,376,515

The Class A common stock subject to possible redemption reflected on the balance sheet as December 31, 2021, are reconciled in the following table.

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Plus:
Total re-measurement of carrying value to redemption value	18,222,829
Class A common stock subject to possible redemption	$175,950,000

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of September 30, 2022, and December 31, 2021, the Company only held Level 1 financial instruments, which are the Company’s Marketable securities held in Trust Account.

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

Net Loss Per Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares for the three- and nine-months ended September 30, 2022, for the three-months ended September 30, 2021, and for the period from March 8, 2021 (inception) through September 30, 2021, were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full at the IPO date. The Company’s Condensed Statement of Operations includes a presentation of loss per ordinary share subject to redemption in a manner similar to the two-class method of loss per share. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of September 30, 2022, and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

A reconciliation of net loss per ordinary share is as follows:

For the three months ended
September 30, 2022
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$178,112
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net loss per share, Redeemable Class A	$0.01
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$44,528
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B	$0.01

For the nine months ended
September 30, 2022
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(447,362)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A	17,250,000
Basic and diluted net loss per share, Redeemable Class A	$(0.03)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(111,841)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B	$(0.03)

For the three months ended
September 30, 2021
Non-redeemable Class B Common Stock
Numerator: Net loss allocable to Non-redeemable Class B Common Stock	$—
Denominator: Weighted Average Share Outstanding, Non-redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable Class B Common Stock	4,904,891
Basic and diluted net loss per share, Non-redeemable Class B Common Stock	$(0.00)

For the period from
March 8, 2021 -
(inception) –
September 30, 2021
Non-redeemable Class B Common Stock
Numerator: Net loss allocable to Non-redeemable Class B Common Stock	$(10,060)
Denominator: Weighted Average Share Outstanding, Non-redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable Class B Common Stock	4,956,250
Basic and diluted net loss per share, Non-redeemable Class B Common Stock	$(0.00)

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

On September 24, 2021, the Company repurchased 1,437,500 shares of class B common stock from the Sponsor for $6,250. As of September 30, 2022, and December 31, 2021, there were 4,312,500 shares of Class B common stock were issued and outstanding. The underwriters exercised their overallotment option in full simultaneously in connection with the IPO. As a result, the 562,500 shares are no longer subjected to forfeiture as of the date of the overallotment option’s exercise.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Through September 30, 2022, the Company had no borrowings under the Working Capital Loans.

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

For the three-month period ended September 30, 2022, the Company expensed $30,000 for the services provided through the Administrative Services Agreement. For the nine-month period ended September 30, 2022, the Company expensed $92,425 for the services provided through the Administrative Services Agreement. As of September 30, 2022, the Company’s liability to the Sponsor was $30,000 under the Administrative Service agreement, which is included in the Due to Related Party balance.

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

Note 7—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022, there were 17,250,000 shares of Class A common stock issued or outstanding subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022, 4,312,500 shares of Class B common stock were issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as required by law. Unless specified in our amended and restated certificate of incorporation, or as required by applicable provisions of the Delaware General Corporation Law or applicable stock exchange rules, the affirmative vote of a majority of our shares of common stock that are voted is required to approve any such matter voted on by our stockholders.

Note 8 —Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s ETR was 0% for the three months ended September 30, 2022, and 2021. The Company’s ETR was 24% for the nine months ended September 30, 2022, and 0% for the period from March 8, 2021 (inception) through September 30, 2021. The difference between the effective tax rate of 0% and 24% for the three- and nine-months ended September 30, 2022 and the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2022 was primarily due to the utilization of net operating losses and the change in the valuation allowance. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended September 30, 2021, and for the period from March 8, 2021, to September 30, 2021, was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of September 30, 2022, and December 31, 2021, the Company has no uncertain tax positions related to federal and state income taxes. The 2021 federal tax return for the Company remains open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

Note 9 —Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 10, 2022, the date that the unaudited condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements for the period ended September 30, 2022, and related notes included elsewhere in this filing and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 19, 2022 (the “2021 Form 10-K”). This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this filing and those set forth in Part I, Item 1A. “Risk Factors” in the 2021 Form 10-K and under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Overview

We are a blank check company incorporated on March 8, 2021, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 8, 2021 (inception) through September 30, 2022, were organizational activities, those necessary to prepare for our IPO, and the search for a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account established at the time of the IPO to hold certain proceeds from the IPO and the concurrent sale of the private placement warrants (“Trust Account following”) the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $222,640, which consists of formation and operating costs of $379,100, which was offset by a gain on marketable securities (net), dividends and interest, held in Trust Account of $601,740.

For the nine months ended September 30, 2022, we had a net loss of $559,203, which consists of formation and operating costs of $1,301,314 which was offset by the provision for income taxes of $109,576 a gain on marketable securities (net), dividends and interest, held in Trust Account of $851,687.

For the three months ended September 30, 2021, we did not have a net loss or income as the Company had primarily performed its formation activities in previous quarters.

For the period from March 8, 2021 (inception) through September 30, 2021, we had a net loss of $10,060 consisting of formation and operating costs of the Company.

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

For the nine months ended September 30, 2022, cash used in operating activities was $816,112. In addition, the Company used cash in financing activities of $166,203 to pay offering costs during the nine months ended September 30, 2022. As of September 30, 2022, we had cash of $472,447 and marketable securities held in the Trust Account of $176,802,890 (including $601,740 of interest income earned for the nine months ended September 30, 2022) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes.

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

The $472,447 held outside of the Trust Account as of September 30, 2022, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements contained in this Form 10-Q, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Administrative Services Agreement

We have entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services to the company. We began incurring these fees on November 29, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination or the Company’s liquidation. For the three-month period ended September 30, 2022, the Company expensed $30,000 for the services provided through the Administrative Services Agreement. For the nine-month period ended September 30, 2022, the Company expensed $92,425 for the services provided through the Administrative Services Agreement. As of September 30, 2022, the Company’s liability to the Sponsor was $30,000 under the Administrative Service agreement, which is included in the Due to Related Party balance.

Critical Accounting Policies and Estimates

The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to the Company’s estimates and assumptions during the period ended September 30, 2022, and for the period from March 8, 2021 (inception) through September 30, 2021. Reference should be made to the financial statements and related notes included in the 2021 Form 10-K for a full description of other significant accounting policies.

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

In connection with this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 as a result of the material weaknesses described below and previously reported in our 2021 Form 10-K.

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

Changes in Internal Control over Financial Reporting

Except as provided below under “Remediation Efforts to Address Material Weaknesses,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as filed with the SEC on August 12, 2022. We may disclose additional changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other measures, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a Business Combination or otherwise, may be subject to this excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of any PIPE financing or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (iii) the content of any regulations and other guidance issued by the Treasury Department and/or the Internal Revenue Service. In addition, because the excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our stock. The foregoing could cause a reduction in the cash available on hand to complete a business Combination and in our ability to complete a Business Combination. Further, the application of the excise tax in the event of a liquidation is uncertain, and it is possible that the proceeds held in the Trust Account (in the event we are unable to complete a Business Combination in the required time and redeem 100% of our public shares in accordance with our amended and restated certificate of incorporation) could be subject to the excise tax, in which case the amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

Date: November 10, 2022	By:	/s/ Adam Dooley
Adam Dooley
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)