Form 10-K
period 2022-12-31
Everest Consolidator Acquisition Corp
filed 2023-03-30
CIK 1863719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $172,155,000 (based on the closing price of the registrant’s Class A common stock on that date as reported on the New York Stock Exchange).

As of March 15, 2023, there were 17,250,000 shares of the registrant’s Class A common stock and 4,312,500 shares of the registrant’s Class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our being a company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses in our industry or otherwise;
●	our ability to complete our initial business combination;
●	our ability to continue as a going concern;
●	our pool of prospective target businesses;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our ability to obtain a fairness opinion with respect to a target business, without which you may be relying solely on the judgment of our board of directors in approving a proposed business combination;
●	our issuance of additional shares of capital stock or debt securities to complete a business combination, thereby reducing the equity interest of our stockholders and likely causing a change in control of our ownership;
●	our ability to assess the management of a prospective target business;
●	our ability to amend the terms of the warrants or warrant agreement in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants;
●	our ability to redeem your unexpired warrants prior to their exercise;
●	our ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, economic uncertainty in various global markets caused by geopolitical instability, the status of the debt and equity markets, and changes in laws or regulations, including changes imposing additional requirements on business combination transactions involving SPACs and private operating companies and the application of the 1% U.S. federal excise tax under the IR Act (as defined herein);
●	the risk of cyber incidents or attacks directed at us resulting in information theft, data corruption, operational disruption and/or financial loss;
●	the liquidity and trading market for our public securities;
●	the lack of a market for our securities;
●	our status as a an emerging growth company and a smaller reporting company within the meaning of the Securities Act;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	the potential tax consequences of investing in our securities;
●	our financial performance; or
●	the other risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

As used in this Annual Report on Form 10-K, unless otherwise stated herein or the context otherwise requires, references to:

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share.
●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share.
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“DGCL” are to the Delaware General Corporation Law as the same may be amended from time to time;
●	“founder shares” are to shares of our Class B common stock initially issued to our sponsor in a private placement prior to our IPO and the shares of our Class A common stock that will be issued upon the automatic conversion of the Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

●	“IPO” is to our initial public offering of our units, Class A common stock and redeemable warrants, which closed on November 29, 2021.
●	“management” or our “management team” are to our executive officers and directors;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO and upon conversion of working capital loans, if any;
●	“prospectus” means the prospectus filed with the Securities and Exchange Commission, dated November 23, 2021, relating to our IPO.
●	“public shares” are to shares of our Class A common stock sold as part of the units in IPO (whether they are purchased in the IPO or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;
●	“public warrants” are to our warrants sold as part of the units in our IPO (whether they are purchased in the IPO or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or officers or directors (or permitted transferees) following the consummation of our initial business combination;
●	“sponsor” are to Everest Consolidator Sponsor, LLC, a Delaware limited liability company (certain of our directors, officers and their affiliates hold membership interests in our sponsor; our sponsor is controlled by Belay Associates, LLC, and Adam Dooley is the manager of Belay Associates, LLC);
●“trust account” are to the trust account in the United States, with American Stock Transfer & Trust Company, LLC acting as trustee, into which we deposited certain proceeds from our IPO and the sale of the private placement warrants; and
●“we,” “us,” “our,” “company” or “our company” refer to Everest Consolidator Acquisition Corporation and its subsidiaries on a consolidated basis.

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

We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

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

Founders

We have assembled a team consisting of our management, board of directors and strategic advisors, which we refer to, collectively, as our Founders, who we believe have deep expertise financial services industry and have collectively grown businesses, scaled technology, developed and marketed new products, and implemented risk management policies. Experience among our Founders includes senior executive management positions at leading wealth management providers including Goldman Sachs Global Private Client, Citigroup Global Private Bank, Envestnet / Yodlee, BNY Mellon, Boston Private Financial Holdings, Fidelity, Hartford Funds, Mercer Advisors, MetLife Investment Management, TIAA, U.S. Trust and the Harvard Management Company Endowment Board. We will seek to capitalize on the decades of industry expertise, deep network of relationships, and significant access to deal flow offered by industry veterans who comprise our Founder group.

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

Following the consummation of the IPO, total of $175,950,000 of the net proceeds from the IPO and the private placement, which includes the $6,037,500 deferred underwriting commission, were placed in a U.S.- based trust account at J.P. Morgan Chase Bank, N.A. maintained by American Stock Transfer & Trust Company, LLC, acting as trustee.

Recent Developments

Initial Extension of Time to Complete an Initial Business Combination

Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and American Stock Transfer & Trust Company, LLC, in the event we had not consummated an initial business combination within 15 months from the closing of our IPO, or February 28, 2023, our board of directors is permitted to extend the period of time to consummate an initial business combination by two additional three month periods, provided, in each case, that the sponsor has deposited into the trust account $1,725,000 in exchange for private placement warrants, at a rate of $1.50 per private placement warrant, on the same terms as the private placement warrants issued in connection with the IPO.

On February 28, 2023, we extended the period we have to consummate our initial business combination by a period of three months from February 28, 2023 to May 28, 2023 (the “Initial Extension”). To effect the Initial Extension, the sponsor deposited $1,725,000, representing $0.10 per share of Class A common stock held by public stockholders, into the trust account, in exchange for our issuance to the sponsor of 1,150,000 private placement warrants (the “Extension Private Placement Warrants”), at a rate of $1.50 per private placement warrant, on the same terms as the private placement warrants issued to the sponsor in connection with the closing of the IPO. Stockholders were not entitled to vote on or redeem their shares in connection with the Initial Extension.

Further Extension of Time to Complete an Initial Business Combination

Giving effect to the Initial Extension, we have until May 28, 2023 to complete an initial business combination. If we anticipate that we may not be able to consummate an initial business combination by such date, we may, but are not obligated to, further extend the period of time to consummate a business combination by one additional three-month period (for a total of up to 21 months from the closing of the IPO to complete a business combination) (the latest such date being referred to as the “Termination Date”). Our stockholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. If we are unable to consummate an initial business combination by the Termination Date, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

Our Investment Themes and Acquisition Criteria

While we may pursue an initial business combination target in any industry, we are concentrating our efforts in identifying businesses in the financial services sector. We will leverage our reputational credibility through a broad network of industry relationships to seek out category leaders with significant recurring revenue that are at a strategic inflection point. We are particularly interested in businesses that present significant growth potential through organic and transaction-driven opportunities to expand into adjacent markets and to use digital transformation as a force multiplier.

We have developed the following strategic, non-exclusive investment exhibits criteria that we will use to screen for and evaluate target businesses. We will seek to acquire a business that exhibits some or all of the following criteria:

●	operates in the financial services sector
●	has a strong management team with a track record of driving growth and profitability, and can benefit from the vast network, experience and guidance of our Founders
●	can benefit from being a publicly-traded company, with access to broader capital markets, to achieve the company’s business strategy
●	can enhance stockholder value through a combination with us, and offer an attractive risk-adjusted return for our stockholders

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

Our Acquisition Process

We believe that conducting comprehensive due diligence on prospective investments is particularly important within the financial services industry. We will utilize the diligence, rigor and expertise of our management and members of our board of directors to evaluate potential targets’ strengths, weaknesses and opportunities to identify the relative risk and return profile of any potential target for our initial business combination. Given our management team’s extensive tenure investing in the financial services industry, we expect that we will often be familiar with the prospective target’s end-market, competitive landscape and business model.

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

Each of our directors, director nominees and officers presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then- current fiduciary or contractual obligations, he or she will be permitted by our organizational documents to discharge his or her fiduciary or contractual obligations to present such opportunity to such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officers of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

Giving effect to the Initial Extension, we have until May 28, 2023 to complete an initial business combination. If we anticipate that we may not be able to consummate an initial business combination by such date, we may, but are not obligated to, further extend the period of time to consummate a business combination by one additional three-month period (for a total of up to 21 months from the closing of the IPO to complete a business combination). Our stockholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. This feature is different from some other special purpose acquisition companies, in which any extension of the company’s period to consummate an initial business combination would require a vote of the company’s stockholders and in connection with such vote stockholders would have the right to redeem their public shares. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and American Stock Transfer & Trust Company, LLC, in order to further extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five business days’ advance notice prior to May 28, 2023, must deposit into the trust account an additional $0.10 per share of Class A common stock, or $1,725,000, on or prior to the date of such deadline. At such additional deposit, our sponsor or its affiliates or designees will receive an additional 1,150,000 private placement warrants, with the same terms as the original private placement warrants issued in connection with the IPO. In the event that we receive notice from our sponsor five business days prior to a deadline of its intent to effect a second extension, we intend to issue a press release announcing such intention at least three days prior to such deadline. In addition, we intend to issue a press release the day after a deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

If we are unable to consummate an initial business combination by the Termination Date, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.30 per share of common stock giving effect to the Initial Extension, and approximately $10.40 per share of common stock if we were to extend the period of time to consummate our initial business combination twice, in each case without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

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

We anticipate structuring our initial business combination so that the post-business combination company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of shares of our Class A common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially anticipated to be $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public stockholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A common stock.

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

If we held a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need 6,468,751 or 37.5% of the 17,250,000 public shares sold the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination, and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO (or 21 months, if further extended) or (B) with respect to any other provision relating to the rights of holders of shares of our Class A common stock.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements,

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder approval

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

As stated above, if we have not consummated an initial business combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then- outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 18 months from the closing of the IPO (or 21 months, if further extended or any other approved extension of such period. Our amended and restated certificate of incorporation provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Delaware law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 18 months from the closing of the IPO (or 21 months, if further extended) or any other approved extension of such period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the IPO (or 18 or 21 months, as applicable) or (B) with respect to any other provision relating to the rights of holders of shares of our Class A common stock, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the IPO underwriter against certain liabilities, including liabilities under the Securities Act. We had access to up to $2,000,000 following the IPO and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the IPO (or 21 months, if further extended) or any other approved extension of such period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the IPO (or 21 months, if further extended) or any other approved extension of such period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 18 months from the closing of the IPO (or 21 months, if further extended) or any other approved extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO (or 21 months, if further extended) or such longer period as approved by the stockholders and reflected in our amended and restated certificate of incorporation from the closing of the IPO, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO (or 21 months, if further extended) or (B) with respect to any other provision relating to the rights of holders of shares of our Class A common stock, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 18 months from the closing of the IPO (or 21 months, if further extended) or any other approved extension period, with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles (GAAP) or international financial reporting standards (IFRS) as promulgated by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act.. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risk Factor Summary

An investment in our Class A common stock involves a high degree of risk. Among these important risks are the following:

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
●	Past performance by our management team and members of our Board may not be indicative of future performance of an investment in us.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though holders of a majority of our common stock do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic, inflation and interest rates and geopolitical events globally, and the status of debt and equity markets.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrant holders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.
●	If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination. If we are unable to obtain loans from our sponsor or management team, we may be unable to complete our initial business combination.
●	Certain agreements related to the IPO may be amended without stockholder approval.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants effectively worthless.
●	We may issue additional shares of common stock or preferred stock to complete our initial business combination, and may issue shares of common stock to redeem the warrants or issue shares of common stock or preferred stock under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
●	Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

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

Giving effect to the Initial Extension, we must complete our initial business combination within 18 months from the closing of our IPO (or 21 months, if further extended). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

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

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our business combination, we will never generate any operating revenues.

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

At the time we enter into an agreement for our initial business combination, we will not know how many public stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination. The per-

share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and American Stock Transfer & Trust Company, LLC, in the event we had not consummated an initial business combination within 15 months from the closing of our IPO, or February 28, 2023, our board of directors was permitted to extend the period of time to consummate an initial business combination by two additional three month periods, provided, in each case, that the sponsor has deposited into the trust account $1,725,000 in exchange for private placement warrants, at a rate of $1.50 per private placement warrant, on the same terms as the private placement warrants issued in connection with the IPO.

On February 28, 2023, we extended the period we have to consummate our initial business combination by a period of three months from February 28, 2023 to May 28, 2023, following the sponsor’s deposit of $1,725,000 into the trust account and our issuance of 1,150,000 private placement warrants. If we anticipate that we may not be able to consummate an initial business combination by May 28, 2023, we may, but are not obligated to, further extend the period of time to consummate a business combination by one additional three-month period (for a total of up to 21 months from the closing of the IPO to complete a business combination). Our stockholders were not entitled and will not be entitled to vote on, or redeem their shares in connection with any such extension. This feature is different from some other special purpose acquisition companies, in which any extension of the company’s period to consummate an initial business combination would require a vote of the company’s stockholders and in connection with such vote stockholders would have the right to redeem their public shares.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that, giving effect to the Initial Extension, we must complete our initial business combination within 18 months from the closing of our IPO (or 21 months, if further extended). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to fund our working capital needs through one year from the issuance of the financial statements contained elsewhere in this Annual Report on Form 10-K. If we are not able to consummate a Business Combination within 18 months from the closing of the IPO, or May 28, 2023 (absent any further extensions of such period by the sponsor, pursuant to the terms described above), we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Accordingly, the Company has been informed by its registered public accounting firm that its audit opinion to be included in the Form 10-K will include an explanatory paragraph related to the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The COVID-19 pandemic remains on-going and continues to impact the global economy. The extent to which COVID-19 may impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new variants of the COVID-19 virus and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate our business, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months following from the closing of our IPO (or 21 months, if further extended), assuming that our initial business combination is not completed during that time. We believe that the proceeds raised in the initial public offering and the funds potentially available from loans from the sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to the initial business combination. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

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

Of the net proceeds of our IPO and the sale of the private placement warrants, only approximately $2,000,000 were available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to withdraw interest from the trust account and/or borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

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

On March 30, 2022, the SEC issued proposed rules (the “Proposed Rules”) that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The Proposed Rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Of the net proceeds from our IPO and the sale of the private placement warrants of $178,550,000 was initially available to complete our business combination and pay related fees and expenses (which includes up to approximately $6,037,500 for the payment of deferred underwriting commissions).

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

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our IPO, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will continue to meet those listing requirements.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

After completion of the IPO, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We have not and do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the completion of our IPO and the sale of the private placement warrants and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets,in each case net of the interest which may be withdrawn to pay taxes as well as expenses relating to administration of the trust account, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

The Proposed Rules under the Investment Company Act would provide a proposed safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, if a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the proposed safe harbor, the SPAC Rule Proposal would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering. To avail itself of the safe harbor in the proposed rule, a company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We may not enter into a definitive business combination agreement within 18 months after the effective date of our IPO registration statement and may not complete our business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted and we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. In addition, unless we were able to modify our activities so that we would not be deemed an investment company, we may fail to satisfy a condition in a business combination agreement, which could result in its termination. After any such termination, we may instead be required to wind up, redeem and liquidate. If we are required to liquidate, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment through a business combination. Additionally, if we are required to liquidate, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in mutual funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO (or 18 months or 21 months, as applicable); or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares.

Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we would not be able to rely on the safe harbor (should it be adopted). Instead, we would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), we may, on or prior to the 24-month anniversary of the effective date of our registration statement relating to the initial public offering, instruct the trustee with respect to the trust account, to hold all funds in the Trust Account in cash until the earlier of consummation of our business combination or liquidation. As a result, following any such sale of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

We issued public warrants to purchase 8,625,000 shares of Class A common stock as part of the units offered in the IPO and private placement warrants to purchase an aggregate of 6,333,333 shares of Class A common at $11.50 per share, subject to adjustment. In connection with the Initial Extension, we issued to our sponsor 1,150,000 Extension Private Placement Warrants, at a rate of $1.50 per private placement warrant, on the same terms as the private placement warrants issued to the sponsor in connection with the closing our IPO. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. We may also issue shares of our Class A common stock in connection with our redemption of our warrants.

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

We issued public warrants to purchase 8,625,000 shares of Class A common stock as part of the units offered in the IPO and private placement warrants to purchase an aggregate of 6,333,333 shares of Class A common at $11.50 per share. In connection with the Initial Extension, we issued to our sponsor 1,150,000 Extension Private Placement Warrants, at a rate of $1.50 per private placement warrant, on the same terms as the private placement warrants issued to the sponsor in connection with the closing our IPO. Our sponsor currently owns 4,312,500 shares of our Class B common stock which are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Our officers, directors and strategic advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Each of our officers, directors and strategic advisors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers, directors and strategic advisors are not obligated to contribute any specific number of hours per week to our affairs. If our officers’, directors’ or strategic advisors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Conflicts of Interest” under Part III, Item 10. Directors, Executive Officers and Corporate Governance.

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please Part III, Item 10. Directors, Executive Officers and Corporate Governance under “Conflicts of Interest” and Item 13. “Certain Relationships and Related Party Transactions.”

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

In light of the involvement of our sponsor, officers, directors and strategic advisors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or strategic advisors. Our directors and officers also serve as officers and board members for other entities, including, without limitation, those described under “Conflicts of Interest” in Part III, Item 10. Directors, Executive Officers and Corporate Governance. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in the section of our prospectus and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or strategic advisors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

The founder shares will be worthless if we do not complete an initial business combination. In addition, the private placement warrants held by our sponsor will also be worthless if we do not complete a business combination. Our sponsor has agreed (A) to vote any shares owned by it in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance). After the completion of our initial business combination, we may issue a substantial number of additional shares of common stock to redeem the warrants as described in “Description of Securities—Warrants—Public Stockholders’ Warrants” or shares of common or preferred stock under an employee incentive plan. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the IPO;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

We may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other measures, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

On December 27, 2022, the U.S. Department of the Treasury issued Notice 2023-2 (the “Notice”) as interim guidance until publication of forthcoming proposed regulations on the excise tax. Although the guidance in the Notice does not constitute proposed or final Treasury regulations, taxpayers may generally rely upon the guidance provided in the Notice until the issuance of the forthcoming proposed regulations. Certain of the forthcoming proposed regulations (if issued) could, however, apply retroactively. The Notice generally provides that if a covered corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such covered corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax.

Because any redemptions of our stock in connection with a business combination, extension vote or otherwise will occur after December 31, 2022 such redemptions may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with any such redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases we consummate in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs, (iii) the nature and amount of any “PIPE” or other equity issuances, in connection with a business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) the content of final and proposed regulations and further guidance from the U.S. Department of the Treasury. The foregoing could cause a reduction in the cash available on hand to complete a business Combination and in our ability to complete a Business Combination. Further, the application of the excise tax in the event of a liquidation is uncertain, and it is possible that the proceeds held in the Trust Account (in the event we are unable to complete a Business Combination in the required time and redeem 100% of our public shares in accordance with our amended and restated certificate of incorporation) could be subject to the excise tax, in which case the amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls annually in our Annual Reports on Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. If we identify material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our Consolidated Financial Statements will not be prevented or detected on a timely basis. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board and the ability of the Board to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Holders

As of March 15, 2023, there was one holders of record of our Class A common stock and one holder of record of our Class B common stock. The actual number of stockholders of our common stock is greater than the number of record holders and includes stockholders whose common stock are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

On February 28, 2023, in connection with the Initial Extension, we issued to the sponsor 1,150,000 Extension Private Placement Warrants, at a rate of $1.50 per private placement warrant, on the same terms as the private placement warrants issued to the sponsor in connection with the closing of the IPO. We issued the Extension Private Placement Warrants in exchange for the sponsor’s deposit of $1,725,000, representing $0.10 per share of Class A common stock held by public stockholders, into the trust account. No underwriting discounts or commissions were paid with respect to the issuance of the Extension Private Placement Warrants. The issuance of the Extension Private Placement Warrants was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds from the IPO

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

The sale of the units in the IPO and the concurrent sale of the private placement warrants generated gross proceeds to the Company of $182,000,000, consisting of $172,500,000 from the sale of the units and $9,500,000 from the sale of the private placement warrants. In connection with the closing of the IPO, we paid a total of $3,450,000 in underwriting discounts and commissions and $943,614 for other costs and expenses related to the IPO. In addition, the underwriter agreed to defer $6,037,500 in underwriting discounts and commissions. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

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

Recent Developments

Initial Extension of Time to Complete an Initial Business Combination

Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and American Stock Transfer & Trust Company, LLC, in the event we had not consummated an initial business combination within 15 months from the closing of our IPO, or February 28, 2023, our board of directors is permitted to extend the period of time to consummate an initial business combination by two additional three month periods, provided, in each case, that the sponsor has deposited into the trust account $1,725,000 in exchange for private placement warrants, at a rate of $1.50 per private placement warrant, on the same terms as the private placement warrants issued in connection with the IPO.

On February 28, 2023, we extended the period we have to consummate our initial business combination by a period of three months from February 28, 2023 to May 28, 2023 (the “Initial Extension”). To effect the Initial Extension, we issued to the sponsor 1,150,000 private placement warrants (the “Extension Private Placement Warrants”), at a rate of $1.50 per private placement warrant, on the same terms as the private placement warrants issued to the sponsor in connection with the closing of the IPO, in exchange for the sponsor’s deposit of $1,725,000, representing $0.10 per share of Class A common stock held by public stockholders, into the trust account. Stockholders were not entitled to vote on or redeem their shares in connection with the Initial Extension.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 8, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for our IPO, and the search for a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account established at the time of the IPO to hold certain proceeds from the IPO and the concurrent sale of the private placement warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period ended December 31, 2022, we had net income of $158,386, which consists of investment income held in Trust Account of $2,536,113, offset by the operating costs of $1,922,290 and the provision for income taxes of $455,437.

For the period from March 8, 2021 (inception) through December 31, 2021, we had a net loss of $427,312, which consists of formation and operating costs of $428,515 and is offset by investment income held in Trust Account of $1,203.

Liquidity, Capital Resources and Going Concern

Our liquidity needs were satisfied prior to the completion of our IPO through $18,750 paid by our sponsor, Everest Consolidator Sponsor, LLC, (after giving effect to the repurchase by us of 1,437,500 shares of our Class B common stock from our sponsor for an aggregate purchase price of $6,250) to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor.

We generated net proceeds of $ 177,606,386 from the (i) the sale of the units in the IPO, after deducting offering expenses, underwriting commissions, but excluding deferred underwriting commissions, and (ii) the sale of the private placement warrants. Of this amount, $175,950,000 will be held in the trust account, which includes $6,037,500 of deferred underwriting commissions. The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in mutual funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

For the year ended December 31, 2022, cash used in operating activities was $1,428,273. The net income of $158,386 was offset by the investment income, held in Trust Account $2,536,113, and changes in operating assets and liabilities, which provided $949,454 of cash.

As of December 31, 2022, we had cash of $236,151 held outside of the trust account and marketable securities held in the trust account of $178,111,451 (including $2,536,113 of interest income) consisting of securities held in a mutual fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay income and franchise taxes. Through December 31, 2022, we withdrew $375,865 of interest earned on the trust account to pay $111,220 of federal income taxes and $264,645 of Delaware franchise taxes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest income (if any) to pay franchise and income taxes. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The $236,151 held outside of the Trust Account as of December 31, 2022, and a working capital deficit of $755,241 as of December 31, 2022, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements contained elsewhere in this Form 10-K, assuming that a Business Combination is not consummated during that time.

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

Giving effect to the Initial Extension, we have 18 months from the closing of the IPO, or May 28, 2023 (absent any further extensions of such period by the sponsor, pursuant to the terms described above) to consummate the initial Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, then, unless that time is further extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company.

We may need to raise additional capital through loans or additional investments from its sponsor, stockholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management has determined that our liquidity condition, potential mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern, assuming a Business Combination is not consummated before May 28, 2023. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Deferred Underwriting Commissions

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

Administrative Services Agreement

We have entered into an Administrative Services Agreement pursuant to which the Company pays an affiliate of the sponsor a total of $10,000 per month for office space, secretarial and administrative services to the company. We began incurring these fees on November 29, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination or the Company’s liquidation. For the year ended December 31, 2022, we expensed $122,425 for the services provided through the Administrative Services Agreement that was Due to the Sponsor. As of December 31, 2022, the Company’s had no unpaid amounts related to the Administrative Services Agreement.

Conditional Guarantee Agreement

In connection with the Initial Extension and our sponsor’s deposit of the extension funds into the trust account, we entered into a Conditional Guaranty Agreement (the “Conditional Guaranty Agreement”) in favor of the Noteholder (defined below) in respect of a promissory note with an aggregate original principal amount of $1,725,000 (the “Note”) issued and sold by the sponsor to a third-party investor (the “Noteholder”). Pursuant to the Conditional Guaranty Agreement, we have agreed, subject to our consummation of an initial business combination prior to the Termination Date (as defined in our amended and restated certificate of incorporation), to guarantee the payment when due of all principal and accrued interest owed by the sponsor under the Note. Our obligations under the Conditional Guaranty Agreement will terminate upon the earliest to occur of (i) the payment in full or discharge and termination of the Note, (ii) the failure to consummate an initial business combination prior to the Termination Date or (iii) immediately prior to the voluntary or involuntary liquidation, dissolution or winding up of the Company. The Noteholder has waived any right, title, interest and claim of any kind in or to any monies in the trust account.

Due Diligence Agreement

We have entered into an agreement relating to due diligence and other professional services in connection with our search for potential business combination targets. Our payment obligations under this arrangement are not contingent upon, or deferrable until, the completion of an initial business combination. As of December 31, 2022, we had not incurred any fees under this arrangement. We expect to incur aggregate fees of between approximately $450,000 to 600,000 under this agreement, which will be expensed as incurred.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Class A common stock subject to possible redemption reflected on the balance sheet as December 31, 2022 are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	1,717,994
Class A common stock subject to possible redemption	$177,667,994

The Class A common stock subject to possible redemption reflected on the balance sheet as December 31, 2021 are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Class A common stock subject to possible redemption.	$175,950,000

Net income (loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement in the calculation of diluted income per share, because the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti- dilutive. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues that could result in significant payments, accruals or material deviation from its position.

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

Jumpstart Our Business Startups Act of 2012

Under the JOBS Act, an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of new or revised accounting standards that have different transition dates for public and private companies until those standards would otherwise apply to private companies. We meet the definition of an “emerging growth company” and have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (x) are no longer an emerging growth company, or (y) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on these assessments and those criteria, management concluded that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Previously Identified Material Weaknesses

In connection with the preparation of the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 19, 2022, we concluded that there was a material weakness in our internal control over financial reporting relating to ineffective internal controls over accounting for a share repurchase and with respect to completeness and accuracy of financial data, specifically relating to an unrecorded liability for the professional fees of legal counsel. With respect to accounting for a share repurchase, deficiencies existed in our process for ensuring the completeness of information utilized in various technical accounting analyses and in certain instances, the proper application of the relevant accounting literature. These deficiencies could result in material adjustments for certain transactions. With respect to a lack of formality in our control activities to ensure completeness and accuracy of financial data, we did not sufficiently establish formal policies and procedures to design effective controls and establish responsibilities to execute these policies and procedures.

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

Our management concluded that these material weaknesses in our internal control over financial reporting were due to the fact that we did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our business processes and controls.

Remediation Efforts to Address Previously Identified Material Weaknesses

To address the material weaknesses described above through the following changes that were implemented in our internal control environment:

•	we implemented additional review procedures to ensure completeness of accrued liabilities; and
•

we engaged the outside financial reporting advisors to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial reporting requirements.

Accordingly, the Company concluded that the material weaknesses have been remediated as of December 31, 2022 as we believe these actions taken during the year ended December 31, 2022 have been fully implemented and are operating effectively.

We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation Efforts to Address Previously Identified Material Weaknesses”, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Adam Dooley	51	Chairman, Chief Executive Officer, President, Treasurer, Secretary and Director
Jacqueline S. Shoback	56	Chief Operating Officer and Director
W. Brian Maillian*	73	Director
Elizabeth Mora*	62	Director
Peter K. Scaturro*	63	Director

* Member of the audit committee, compensation committee and nominating and corporate governance committee

The experience of our directors and executive officers is as follows:

Executive Officers

Adam Dooley

Mr. Dooley has served as our Chief Executive Officer, President, Treasurer and Director since March 2021 as our Secretary since May 2021 and as our Chairman since October 2021. Mr. Dooley has deep expertise in the private wealth management sector and has led international transformation initiatives for several leading publicly traded financial services companies across North America, Europe and the Middle East.

Since January 2021, Mr. Dooley has served as the Founder, Chairman and Chief Executive Officer of Belay International Corporation, a financial sponsor focused on technology enabled companies in the wealth and asset management sector. From December 2019 to December 2020, Mr. Dooley served as President of PREP Securities, a broker-dealer subsidiary of the Prep Property Group, a fully integrated real estate development and management company. From February 2014 to December 2019, Mr. Dooley served as a Managing Director and Partner of CR Capital Group LLC, where he led advisory and joint partnerships with alternative investment managers to create capital raising platforms in the private wealth management sector. From November 2012 to December 2013, Mr. Dooley served as Vice President and National Sales Manager of U.S. Individual Retirement Savings and Structured Product Solutions at MetLife, Inc. From March 2008 to October 2012, Mr. Dooley served as Managing Director and Head of Wealth Management, EMEA at MetLife, where he led wealth management and structured product solutions across Europe and the Middle East with accountability for 12 countries. Mr. Dooley started his career in the Fixed Income Trading Division of Salomon Smith Barney in 1994.

Mr. Dooley received his Bachelor’s degree in Business Administration from the University of Southern California’s Lloyd Greif Center for Entrepreneurial Studies. He also received an MBA from IMD University in Switzerland, where he was awarded the prestigious International Consulting Project Award for his work with Swiss Life and Bain Consulting analyzing Europe’s retail financial advice sector.

Jacqueline S. Shoback

Ms. Shoback has served as our Chief Operating Officer since March 2021 and as a Director since September 2021. Ms. Shoback brings extensive experience in executive leadership of wealth management companies and direct investments experience, and she has served on the board of directors of leading financial services companies.

In January 2020, Ms. Shoback co-founded and currently serves as Managing Director of 1414 Ventures, a venture capital firm focused on investing in early-stage companies in the digital identity sector. From February 2015 to January 2020, Ms. Shoback worked at Boston Private Financial Holdings, a wealth, trust and private banking services company which was publicly-traded until it was acquired by SVB Financial Group in June 2021. She held several C-suite roles during her tenure including Chief Executive Officer of the Emerging Businesses & Client Experience at Boston Private Bank & Trust Company, or Boston Private Bank, a wholly- owned private banking and trust company subsidiary of Boston Private Financial Holdings. Ms. Shoback was also an Executive Director on the board of directors of the Boston Private Bank from October 2017 until January 2020. From December 2010 to January 2015, Ms. Shoback served as Senior Vice President and Head of Retail and Individual Marketing at Teachers Insurance and Annuity Association of America, or TIAA, a wealth management and financial services provider. From 2006 to 2009, Ms. Shoback served as Senior Vice President and Head of High Net Worth and Mass Affluent Marketing segments at Fidelity Investments, two segments where she restructured the offering and sales and service models which drove increased loyalty and asset consolidation. Ms. Shoback also served as Senior Vice President of National Sales and Service Distribution at Fidelity Investments, from January 2004 to December 2006. Ms. Shoback previously has held various roles at Staples, including Vice President and Head of Opportunity Markets of its U.S. Retail Division.

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

In addition, since June 2022, Mr. Scaturro has served as Managing Partner of the Regenerative SportsCare Institute, a pioneer in using regenerative medicine and interventional orthobiologics to treat spine and joint disorders. Since September 2020, Mr. Scaturro has served as member of the Board of Advisors of Electus Global Education Co., a developer and manufacturer of youth financial literacy, entrepreneurship and career education technology. Since June 2014, Mr. Scaturro has also served as a Director and Vice Chairman of Orthobond Corporation, a biotechnology company focused on developing antimicrobial surface technology, where he also served as Non-Executive Chairman from 2016 to 2020.

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

Ms. Mora currently serves as a board member of Nuburu, Inc. (NYSE American: BURU), a publicly-traded company developing advanced lasers for industrial applications, MKS Instruments, Inc. (Nasdaq: MKSI), a publicly-traded semi-conductor and advanced market technology company, Inogen, Inc. (Nasdaq: INGN), a publicly-traded medical technology company that primarily develops, manufactures and markets portable oxygen concentrators; and Limoneira Company (Nasdaq: LMNR), a publicly-traded agribusiness, rental operations and real estate development company. In addition, since October 2018, Ms. Mora has served as an Advisory Board member at Cambridge Trust Company, a publicly-traded local wealth management bank with $4 billion in assets. From February 2016 to June 2020, she served as Chair of the Board of Directors of GCP Applied Technologies, a publicly-traded manufacturer of chemicals and materials used in construction.

Ms. Mora is a Certified Public Accountant in Massachusetts and received an MBA from Simmons University and a Bachelor’s degree in Political Science from the University of California, Berkeley.

W. Brian Maillian

Mr. Maillian has served as a Director since September 2021. Mr. Maillian brings 40 years of experience with deal execution in the financial services industry.

Since July 2022, Mr. Maillian has served as Vice Chairman - Fintech Initiatives of Unifund Group. Since 1993, Mr. Maillian has served as the Chairman and CEO of WhiteStone Global Partners LLC, a Certified Minority-Owned and Controlled Business Enterprise. WhiteStone has served as a financial advisor to certain United States government agencies, providing services on more than $50 billion of advisory transactions, asset sales, and securitizations. WhiteStone is now an alternative investment asset management firm, with an expertise in structured credit, affordable housing and private equity. In 1984, Institutional Investor Magazine selected a mortgage transaction structured by Mr. Maillian, as Collateralized Mortgage Obligations (“CMO”) Deal of the Year for the $500 million Citicorp Homeowners, Inc. CMO, which was the first ever private label CMO. From August 2001 to June 2017, Mr. Maillian also served as Principal at Rideau Lyons & Co., a boutique investment banking firm that specializes in banking, trading and underwriting municipal and corporate securities. From January 1999 to August 2003, Mr. Maillian was a Co-Founding Partner, Managing Partner and served as Chairman of the Investment Committee of Olympius Capital, L.P., a Minority-Owned Hedge Fund of Funds. From 1981 to 1988, Mr. Maillian served as a Vice President of The First Boston Corporation, an investment bank, where he ran the Mortgage Banking Securitized Group and advised on more than $10 billion in mergers, acquisitions, and divestitures. Mr. Maillian began his investment banking career in 1977 at Salomon Brothers and subsequently worked at Greenwich Capital.

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

Number and Terms of Office of Officers and Directors

Our board of directors are divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Elizabeth Mora and Brian Maillian, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jacqueline Shoback and Peter Scaturro, will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of Adam Dooley, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that W. Brian Maillian, Elizabeth Mora and Peter K. Scaturro are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors.

Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website at www.belayoneverest.com.

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our IPO; and
●	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, as specified our nominating committee charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

Under the NYSE listing standards and applicable SEC rules, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of W. Brian Maillian, Elizabeth Mora and Peter K. Scaturro are independent. The charter adopted by our compensation committee outlines the principal functions of the compensation committee, which include the following:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, roles of the chairman of the board, and lead director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is available on our website at www.belayoneverest.com.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Adam Dooley	Belay International Corporation	Private Equity	Chairman and Chief Executive Officer
Jacqueline Shoback	1414 Ventures	Venture Capital	Managing Director
	CUNA Mutual Group	Insurance	Director
Brian Maillian	Unifund Group	Financial Services	Vice Chairman - Fintech Initiatives
Whitestone Global
	Partners LLC	Financial Advisor	Chairman and Chief Executive Officer
Elizabeth Mora	MKS Instruments	Semi-Conductor and Advanced Technology	Director; Chairman of Audit Committee
	Inogen, Inc.	Medical Technology	Director
	Limoneira Company	Agribusiness, Rental Operations, Real Estate Development	Director
	Nuburu, Inc.	Industrial Lasers	Director
Peter Scaturro	Regenerative SportsCare Institute	Medical, Biotechnology	Managing Partner
	PKS LLC	Private Investment Firm	Founder
	Orthobond Corporation	Biotechnology	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,562,500 shares of our common stock, issued and outstanding as of March 15, 2023 (consisting of 17,250,000 shares of our Class A common stock and 4,312,500 shares of our Class B common stock. Voting power represents the voting power of shares of common stock owned beneficially by such person. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Number of	Percentage
	Shares	of
	of	Outstanding
	Beneficially	Common
Name and Address of Beneficial Owner(1)	Owned	Stock
Everest Consolidator Sponsor, LLC (our sponsor) (2) (3)	4,312,500	20.0%
Adam Dooley(2) (3)	4,312,500	20.0%
Jacqueline Shoback	—	*
Brian Maillian	—	*
Elizabeth Mora	—	*
Peter Scaturro	—	*
All officers, directors and director nominees as a group (2)	4,312,500	20.0%
Other 5% Shareholders
Saba Capital Management, L.P. (4)	1,270,480	5.9%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (5)	1,250,000	5.8%
Highbridge Capital Management, LLC (6)	1,102,512	5.1%
Sculptor Capital LP(7)	938,904	4.4%

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is 4041 MacArthur Blvd, Newport Beach, CA 92660.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination.
(3)

The shares reported are held in the name of our sponsor. Certain of our directors, officers and their affiliates hold membership interests in our sponsor. Our sponsor is controlled by Belay Associates, LLC. Adam Dooley is the manager of Belay Associates, LLC. As such, Adam Dooley may be deemed to have beneficial ownership of the Class B common stock held directly by our sponsor.

(4)

Based solely on a Schedule 13G/A filed on February 14, 2023 by Saba Capital Management, L.P. (“Saba Capital”), Saba Capital Management GP, LLC (“Saba GP”) and Boaz R. Weinstein. Each of Saba Capital, Saba GP and Mr. Weinstein share voting and dispositive power with respect to 1,270,480 shares of Class A common stock. The address of the business office of each of Saba Capital, Saba GP ad Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)

Based solely on a Schedule 13G filed on February 3, 2022 by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust. The address of the business office of the Reporting Persons is 2020 Calamos Court, Naperville, IL 60563.

(6)

Based solely on a Schedule 13G/A filed on January 31, 2023 by Highbridge Capital Management, LLC. Highbridge Capital Management, LLC, as the investment advisor to certain funds and accounts (collectively, the “Highbridge Funds”), may be deemed to be the beneficial owner of the 1,102,512 shares of Class A Common Stock held by the Highbridge Funds. The address of the business office of Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(7)

Based solely a Schedule 13G/A filed on February 14, 2023 by Sculptor Capital LP (“Sculptor”), each of Sculptor, Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corp. (“SCHC”), Sculptor Capital Holding II LLC (“SCHC-II”) and Sculptor Capital Management, Inc. (“SCU”) has shared voting power and shared dispositive power with respect to 938,904 shares of Class A common stock. Each of Sculptor Master Fund, Ltd. (“SCMF”) and Sculptor Special Funding, LP (“NRMD”) has shared voting power and shared dispositive power with respect to 599,529 shares of Class A common stock. Sculptor SC II LP (“NJGC”) has shared voting power and shared dispositive power with respect to 339,375 shares of Class A common stock.

Sculptor and Sculptor-II serve as the principal investment managers to a number of private funds and discretionary accounts and thus may be deemed beneficial owners of the Class A common stock in such accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor, and as such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners of the Class A common stock reported in the Schedule 13G/A. SCU is the sole shareholder of SCHC, and, for purposes of the Schedule 13G/A, may be deemed a beneficial owner of the Class A common stock reported in the Schedule 13G/A. The business address of each of Sculptor, Sculptor-II, SCHC, SCHC-II, and SCUis 9 West 57 Street, 39 Floor, New York, NY 10019. The business address of SCMF is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way—Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman, KY1-1103, Cayman. The principal business address of NRMD is c/o MaplesFS Limited, P.O. Box 1093, Queensgate House, Grand Cayman, KY1-1102, Cayman Islands. The principle business address of NJGC is c/o The Corporation Trust Company 1209 Orange Street, Wilmington DE 19801.

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

Concurrent with the closing of our IPO, our sponsor purchased in a private placement an aggregate of 6,333,333 private placement warrants, generating gross proceeds to the Company of $9,500,000. As such, our sponsor’s interest in this transaction is valued at approximately $9,500,000. In connection with the Initial Extension, we issued to the sponsor 1,150,000 Extension Private Placement Warrants, at a rate of $1.50 per private placement warrant, on the same terms as the private placement warrants issued to the Sponsor in connection with the closing our IPO. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant. The private placement warrants (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

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

On February 28, 2023, our sponsor deposited $1,725,000 into the trust account in consideration of our issuance to the sponsor of 1,150,000 private placement warrant in order to effect the Initial Extension. In connection with the Initial Extension, we entered into the Conditional Guaranty Agreement with our sponsor in favor of the Noteholder (as defined therein). See “Part II, Item 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” for a description of the terms of the Conditional Guaranty Agreement.”

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that W. Brian Maillian, Elizabeth Mora and Peter K. Scaturro are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Sponsor Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a business combination agreement,reduce the amount of funds in the trust account to below (i) $10.20 per share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of permitted withdrawals for tax and up to $100,000 of interest to pay dissolution expenses, except as to any claims by a third party (including such target business) who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity or contribution of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently investigated or verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have also not asked our sponsor to reserve for such indemnification obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees of Marcum LLP for services rendered and billed to the Company for each of the fiscal years ended December 31, 2022 and 2021:

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the fiscal year ended December 31, 2022 and the period from March 8, 2021 (inception) through December 31, 2021 totaled approximately $167,754 and $51,500. The aggregate fees of Marcum related to audit services in connection with our IPO totaled approximately $61,800. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees during the fiscal year ended December 31, 2022 or the period from March 8, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the fiscal year ended December 31, 2022 or the period from March 8, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the fiscal year ended December 31, 2022 or the period from March 8, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going- forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Audited Financial Statements” on page F-1 and included on pages F-2 through F-19.

(a)(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1 of this Report.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit					Filing	Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-41100	3.1	11/29/21
3.2	Amended and Restated Bylaws	8-K	001-41100	3.2	11/29/21
4.1	Specimen Unit Certificate of	S-1/A	333-260343	4.1	10/29/21
4.2	Specimen Class A Common Stock Certificate	S-1/A	333-260343	4.2	10/29/21
4.3	Specimen Warrant Certificate	S-1/A	333-260343	4.3	10/29/21
4.4	Description of Capital Stock	10-K	001-41100	4.4	4/18/22
4.5	Public Warrant Agreement, dated November 23, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent.	8-K	001-41100	4.1	11/29/21
4.6	Private Warrant Agreement, dated November 23, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent.	8-K	001-41100	4.2	11/29/21
10.1	Investment Management Trust Agreement, dated November 23, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as trustee.	8-K	001-41100	10.1	11/29/21
10.2	Registration Rights Agreement, dated November 23, 2021, between the Company and the Sponsor.	8-K	001-41100	10.2	11/29/21
10.3	Private Placement Warrants Purchase Agreement, dated November 23, 2021, between the Company and the Sponsor.	8-K	001-41100	10.3	11/29/21
10.4	Letter Agreement, dated November 23, 2021, between the Company and the Sponsor.	8-K	001-41100	10.4	11/29/21
10.5	Letter Agreement, dated November 23, 2021, Date Herewith between the Company and Adam Dooley.	8-K	001-41100	10.5	11/29/21
10.6	Letter Agreement, dated November 23, 2021, between the Company and W. Brian Maillian.	8-K	001-41100	10.6	11/29/21
10.7	Letter Agreement, dated November 23, 2021, between the Company and Elizabeth Mora.	8-K	001-41100	10.7	11/29/21
10.8	Letter Agreement, dated November 23, 2021, between the Company and Peter K. Scaturro.	8-K	001-41100	10.8	11/29/21
10.9	Letter Agreement, dated November 23, 2021, between the Company and Jacqueline S. Shoback.	8-K	001-41100	10.9	11/29/21
10.10	Indemnity Agreement, dated November 23, 2021, between the Company and Adam Dooley.	8-K	001-41100	10.10	11/29/21

		Incorporated by Reference
Exhibit					Filing	Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.11	Indemnity Agreement, dated November 23, 2021, between the Company and W. Brian Maillian.	8-K	001-41100	10.11	11/29/21
10.12	Indemnity Agreement, dated November 23, 2021, between the Company and Elizabeth Mora.	8-K	001-41100	10.12	11/29/21
10.13	Indemnity Agreement, dated November 23, 2021, between the Company and Peter K. Scaturro.	8-K	001-41100	10.13	11/29/21
10.14	Indemnity Agreement, dated November 23, 2021, between the Company and Jacqueline S. Shoback.	8-K	001-41100	10.14	11/29/21
10.15	Administrative Support Agreement, dated November 23, 2021, between the Company and the Sponsor.	8-K	001-41100	10.15	11/29/21
10.16	Promissory Note, dated May 24, 2021, between the Registrant and the Sponsor.	S-1/A	333-260343	10.10	10/29/21
10.17	Extension Warrants Purchase Agreement, dated February 28, 2023, between the Company and the Sponsor.	8-K	001-41100	10.1	03/01/23
10.18	Conditional Guaranty Agreement, dated February 28, 2023	8-K	001-41100	10.2	03/01/23
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

Date: March 29, 2023	By:	/s/ Adam Dooley
Adam Dooley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Adam Dooley	Chief Executive Officer and	March 29, 2023
Adam Dooley	Chairman of the Board of
Directors
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

/s/ Jacqueline S. Shoback	Chief Operating Officer and	March 29, 2023
Jacqueline S. Shoback	Director

/s/ Peter K. Scaturro	Director	March 29, 2023
Peter K. Scaturro

/s/ W. Brian Maillian	Director	March 29, 2023
W. Brian Maillian

/s/ Elizabeth Mora	Director	March 29, 2023
Elizabeth Mora

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Everest Consolidator Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Everest Consolidator Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency, and needs to raise additional funds to meet its obligations and sustain its operations. In addition, if the Company does not consummate an initial business combination by May 28, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 29, 2023

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$236,151	$1,454,762
Prepaid expenses	307,726	310,000
Total current assets	543,877	1,764,762
Marketable securities held in trust account	178,111,451	175,951,203
Prepaid expenses, non-current	—	277,726
Total assets	$178,655,328	$177,993,691

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$26,795	$132,555
Due to related party	—	18,289
Accrued expenses	928,106	645,023
Income taxes payable	344,217	—
Total current liabilities	1,299,118	795,867
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	7,336,618	6,833,367

Commitments and Contingencies (Note 5)

Class A Common stock subject to possible redemption, $0.0001 par value, 17,250,000 shares at $10.30 and $10.20 redemption value as of September 30, 2022 and December 31, 2021, respectively	177,667,994	175,950,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of December 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of December 31, 2022 and 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(6,349,715)	(4,790,107)
Total stockholders’ deficit	(6,349,284)	(4,789,676)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$178,655,328	$177,993,691

The accompanying notes are an integral part of these financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the year Ended	For the period from March 8, 2021
	December 31,	(inception) through December 31,
	2022	2021
Formation and operating costs	$1,922,290	$428,515
Loss from operations	(1,922,290)	(428,515)
Other income:
Investment income held in Trust Account	2,536,113	1,203
Net income (loss) before income taxes	613,823	(427,312)

Income tax provision	(455,437)	—

Net income (loss)	$158,386	$(427,312)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	17,250,000	1,949,486

Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.01	$(0.06)

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	4,312,500	4,639,769

Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.01	$(0.06)

The accompanying notes are an integral part of these financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2022 and For the Period from March 8, 2021 (inception) through December 31, 2021

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Repurchase of founder shares from sponsor	—	—	(1,437,500)	(144)	(6,106)	—	(6,250)
Proceeds from the sale of Class A common stock	17,250,000	172,500,000	—	—	—	—	—
Paid underwriters fees	—	(3,450,000)	—	—	—	—	—
Deferred underwriting fees payable	—	(6,037,500)	—	—	—	—	—
Fair value of public warrants	—	(4,672,162)	—	—	4,672,162	—	4,672,162
Other offering costs	—	(613,167)	—	—	(330,447)	—	(330,447)
Proceeds from the sale of private Placement warrants	—	—	—	—	9,500,000	—	9,500,000
Re-measurement of Class A common stock to redemption value	—	18,222,829	—	—	(13,860,034)	(4,362,795)	(18,222,829)
Net income (loss)	—	—	—	—	—	(427,312)	(427,312)
Balance - December 31, 2021	17,250,000	175,950,000	4,312,500	431	—	(4,790,107)	(4,789,676)

Re-measurement for Class A common stock to redemption value	—	1,717,994	—	—	—	(1,717,994)	(1,717,994)
Net income (loss)	—	—	—	—	—	158,386	158,386
Balance - December 31, 2022	17,250,000	$177,667,994	4,312,500	$431	$—	$(6,349,715)	$(6,349,284)

The accompanying notes are an integral part of these financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the period from March 8, 2021
	December 31, 2022	(inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$158,386	$(427,312)
Adjustments to reconcile net income to net cash used in operating activities
Investment income held in Trust account	(2,536,113)	(1,203)
Formation and operating expenses funded by note payable through Sponsor	—	35,739
Changes in operating assets and liabilities
Prepaid expenses	280,000	(587,726)
Accounts payable	(64,560)	92,552
Due to related party	(18,289)	—
Accrued expenses	408,086	254,538
Income taxes payable	344,217	—
Net cash used in operating activities	(1,428,273)	(633,412)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(175,950,000)
Redemption of investments in Trust Account for income and franchise taxes	375,865	—
Net cash provided by (used in) investing activities	375,865	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Repurchase of Class B common stock from Sponsor	—	(6,250)
Repayment of note payable and advances from related party	—	(147,991)
Proceeds from sale of Class A shares, gross	—	172,500,000
Proceeds from sale of Private Placement Warrants	—	9,500,000
Payment of offering costs	(166,203)	(382,585)
Net cash provided by (used in) financing activities	(166,203)	178,038,174

Net change in cash	(1,218,611)	1,454,762

Cash - beginning of the period	1,454,762	—
Cash - end of the period	$236,151	$1,454,762

Supplemental disclosure of income taxes paid
Income taxes paid	$111,220	$—

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares subject to possible redemption	$1,717,994	$—
Offering costs included in accrued expenses	$—	$41,200
Offering costs included in accounts payable	$—	$40,003
Offering costs paid through promissory note—related party	$—	$130,541
Immediate re-measurement of Class A shares to redemption value	$—	$18,222,829
Initial Class A shares subject to possible redemption	$—	$157,727,171
Deferred underwriting fees payable	$—	$6,037,500
Offering costs included in deferred legal fees	$—	$349,285

The accompanying notes are an integral part of these financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 8, 2021 (inception) through December 31, 2022 relates to the Company’s formation, and those activities necessary to prepare for our the Initial Public Offering (the “IPO”), and the search for a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

On November 29, 2021, the Company consummated the Initial Public Offering of 17,250,000 Units, with each unit consisting of one share of Class A common stock, and one-half of one redeemable warrant (the “Units”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. (the “Units”), including 2,250,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000, which is described in Note 3.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A common stock shares, $0.0001 par value, included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within 15 months (or 18 months or 21 months, as applicable) from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A common stock shares included in the Units sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within 15 months (or 18 months or 21 months, as applicable) from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Pursuant to the Company’s amended and restated certificate of incorporation if the Company is unable to complete the Initial Business Combination within 15 months (or 18 months or 21 months, as applicable) from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent director nominees will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 15 months (or 18 months or 21 months, as applicable) of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A common stock shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

On February 28, 2023, the Company extended the period of which it is able to consummate an initial business combination by a period of three months, or until May 28, 2023 (the “Initial Extension”). In connection with the Initial Extension, the Company’s Sponsor deposited an aggregate of $1,725,000 into the Company’s Trust Account, representing $0.10 per public share, in exchange for the Company’s issuance of to the Sponsor of 1,150,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the Company’s initial public offering. The Initial Extension is the first of two three-month extensions permitted under the Company’s governing documents. The Company’s stockholders are not entitled to vote on or redeem their shares in connection with the Initial Extension.

In connection with the Initial Extension, the Company also entered into a Conditional Guaranty Agreement (the “Conditional Guaranty Agreement”) in favor of the Sponsor. Pursuant to the Conditional Guaranty Agreement, the Company has agreed, subject to the Company’s consummation of an Initial Business Combination prior to the Termination Date (as defined in our amended and restated certificate of incorporation), to guarantee the payment when due of all principal and accrued interest owed to the Sponsor under the Note. The Company’s obligations under the Conditional Guaranty Agreement will terminate upon the earliest to occur of (i) the payment in full or discharge and termination of the Note, (ii) the failure to consummate an initial business combination prior to the Termination Date or (iii) immediately prior to the voluntary or involuntary liquidation, dissolution or winding up of the Company. The Sponsor has waived any right, title, interest and claim of any kind as it relates to the Trust Account.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other measures, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

On December 27, 2022, the U.S. Department of the Treasury issued Notice 2023-2 (the “Notice”) as interim guidance until publication of forthcoming proposed regulations on the excise tax. Although the guidance in the Notice does not constitute proposed or final Treasury regulations, taxpayers may generally rely upon the guidance provided in the Notice until the issuance of the forthcoming proposed regulations. Certain of the forthcoming proposed regulations (if issued) could, however, apply retroactively. The Notice generally provides that if a covered corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such covered corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax.

Because any redemptions of our stock in connection with a business combination, extension vote or otherwise will occur after December 31, 2022 such redemptions may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with any such redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases we consummate in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs, (iii) the nature and amount of any “PIPE” or other equity issuances, in connection with a business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) the content of final and proposed regulations and further guidance from the U.S. Department of the Treasury. The foregoing could cause a reduction in the cash available on hand to complete a business Combination and in our ability to complete a Business Combination. Further, the application of the excise tax in the event of a liquidation is uncertain, and it is possible that the proceeds held in the Trust Account (in the event we are unable to complete a Business Combination in the required time and redeem 100% of our public shares in accordance with our amended and restated certificate of incorporation) could be subject to the excise tax, in which case the amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Liquidity and Going Concern

The $236,151 held outside of the Trust Account and a working capital deficit of $755,241 as of December 31, 2022, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. Additionally, as of December 31, 2022, the Company had until February 28, 2023, to consummate an initial business combination (absent any extensions of such period by the Sponsor, pursuant to the terms described above). It is uncertain that the Company will be able to consummate an initial business combination, even if this time period is extended. Giving effect to the Initial Extension discussed above, the Company now has until May 28, 2023 (absent further extension) to complete an initial business combination. If an initial business combination is not consummated by May 28, 2023, absent any further extension, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Giving effect to the Initial Extension, the Company has 18 months from the closing of the IPO (absent any further extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the initial Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, then, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Management has determined that the liquidity condition, potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $236,151 and $1,454,762 in cash and cash equivalents as of December 31, 2022 and 2021, respectively.

Marketable securities held in the Trust Account

As of December 31, 2022, and December 31, 2021, the Company’s portfolio of investments held in the Trust Account are comprised solely of securities held in a mutual fund that invests in U.S. Treasury securities with a maturity of 180 days or less. These securities are presented on the Balance Sheet at their fair value at the end of each reporting period. Earnings on these securities are included in investment income in the accompanying Statement of Operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Class A common stock subject to possible redemption reflected on the balance sheet as December 31, 2022 are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	1,717,994
Class A common stock subject to possible redemption	$177,667,994

The Class A common stock subject to possible redemption reflected on the balance sheet as December 31, 2021 are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Plus:
Total re-measurement of carrying value to redemption value	18,222,829
Class A common stock subject to possible redemption	$175,950,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist cash accounts in financial institutions which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2022 and 2021, the Company had not experienced losses on its cash accounts and management believes the Company is not exposed to significant risks on such account.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of December 31, 2022 and 2021, the Company only held Level 1 financial instruments, which are the Company’s Marketable securities held in Trust Account.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Warrant Instruments

The Company accounts for its Public and Private warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. In that respect, the Private Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders, or their affiliates in payment of Working Capital Loans made to the Company, are identical to the warrants underlying the Units being offered in the IPO.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the Company’s Class A ordinary shares and its Public Warrants and Private Placement Warrants. The costs allocated to warrants were charged against additional paid-in capital and those related to the Company’s Class A ordinary shares were charged against the carrying value of Class A ordinary shares. The Company complies with the requirements of the ASC 340-10-S99-1. For the period from March 8, 2021 (inception) through December 31, 2021, the Company incurred offering costs totaling $10,431,114, consisting of $6,037,500 in deferred underwriting fees, $3,450,000 in upfront underwriting fees, and $943,614 of other offering costs, of which $330,447 was included in additional paid-in capital.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares for the period from March 8, 2021 (inception) through December 31, 2021, were reduced for the effect of an aggregate of 562,500 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full at the IPO date. The Company’s Statement of Operations include a presentation of loss per ordinary share subject to redemption in a manner similar to the two-class method of income (loss) per share. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

A reconciliation of net income (loss) per ordinary share is as follows:

For the Year Ended
December 31, 2022
Redeemable Class A Common Stock
Numerator: Net income allocable to Redeemable Class A Common Stock	$126,709
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net income per share, Redeemable Class A	$0.01

Non-Redeemable Class B Common Stock
Numerator: Net income allocable to non-redeemable Class B Common Stock	$31,677
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B Common Stock	4,312,500
Basic and diluted net income per share, Non-Redeemable Class B	$0.01

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

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues that could result in significant payments, accruals or material deviation from its position.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company completed a sale of 6,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placements”), to the Sponsor and Directors, generating gross proceeds to the Company of $9,500,000. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Initial Business Combination is not completed within 15 months (or 18 months or 21 months, as applicable) from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

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

For the for the year ended December 31, 2022 and the period from March 8, 2021 (inception) through December 31, 2021, the Company expensed $122,425 and $10,549, respectively for the services provided through the Administrative Services Agreement. As of December 31, 2022, the Company had repaid all amounts due to the Sponsor related to the Administrative Services Agreement, and as of December 31, 2021, $10,549 was still outstanding, which was included in the Due to Related Party balance.

Related Party Loans

On May 24, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the Initial Public Offering (the “Maturity Date”). As of December 31, 2021, there was an outstanding balance of $18,289 on the Note, which was fully repaid by the June 30, 2022 maturity date referenced above. There were no amounts outstanding related to the Note as of December 31, 2022.

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

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there was no preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 17,250,000 shares of Class A common stock issued and outstanding subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, 4,312,500 shares of Class B common stock were issued and outstanding.

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

Note 8 —Income Taxes

During the years ended December 31, 2022 and 2021, the Company incurred $455,437 and $0, respectively of current income tax expense.

The Company’s effective tax rate for the for the year ended December 31, 2022 was 74.2%, which differs from the U.S. federal statutory rate of 21%, primarily due to the change in the valuation allowance, resulting from recognizing a full valuation allowance against the deferred tax assets. The Company’s effective tax rate was 0% for the period from March 8, 2021 (inception) through December 31, 2021, which differs from the U.S. federal statutory rate of 21%, primarily due to recognizing a full valuation allowance on deferred tax assets.

The Company’s income tax provision consists of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Federal
Current	$455,437	$—
Deferred	326,534	(89,736)
Change in valuation allowance	(326,534)	89,736
Income tax provision	$455,437	$—

The Company’s net deferred tax assets consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Deferred tax asset
Net operating loss carryforward	$—	34,164
Startup/Organization expenses	416,270	55,572
Total deferred tax assets	416,270	89,736
Valuation allowance	$(416,270)	(89,736)
Deferred tax asset, net of allowance	—	—

As of December 31, 2022 and 2021, the Company had U.S. federal net operating loss carryforward of $0 and $162,682, respectively, that do not expire.

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021 due to the following:

	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Valuation allowance	53.2	(21.0)
Effective tax rate	74.2%	0.0%

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $326,534 and $89,736, respectively, with the increase related mainly to a full valuation allowance recorded against deferred organization expense generated in the year.

Note 9 —Subsequent Events

The Company has evaluated the impact of subsequent events through March 29, 2023, the date the financial statements were issued. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement, other than what is noted in Note 1 in the above.