Form 10-Q
period 2023-03-31
Everest Consolidator Acquisition Corp
filed 2023-05-16
CIK 1863719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, there were 17,250,000 shares of the registrant’s Class A common stock and 4,312,500 shares of the registrant’s Class B common stock issued and outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q include but are not to:

●	our being a company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses in our industry or otherwise;
●	our ability to complete our initial business combination;
●	our ability to continue as a going concern;
●	our pool of prospective target businesses;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our ability to obtain a fairness opinion with respect to a target business, without which you may be relying solely on the judgment of our board of directors in approving a proposed business combination;
●	our issuance of additional shares of capital stock or debt securities to complete a business combination, thereby reducing the equity interest of our stockholders and likely causing a change in control of our ownership;
●	our ability to assess the management of a prospective target business;
●	our ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, economic uncertainty in various global markets caused by geopolitical instability, the status of the debt and equity markets, and changes in laws or regulations, including changes imposing additional requirements on business combination transactions involving SPACs and private operating companies and the application of the 1% U.S. federal excise tax under the Inflation Reduction Act;
●	the risk of cyber incidents or attacks directed at us resulting in information theft, data corruption, operational disruption and/or financial loss;

●	the liquidity and trading market for our public securities;
●	the lack of a market for our securities;
●	our status as an emerging growth company and a smaller reporting company within the meaning of the Securities Act;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	the potential tax consequences of investing in our securities; or
●	our financial performance.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “2022 Form 10-K”).

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$84,509	$236,151
Prepaid expenses	201,288	307,726
Total current assets	285,797	543,877
Marketable securities held in trust account	181,743,652	178,111,451
Total assets	$182,029,449	$178,655,328

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$971,412	$26,795
Accrued expenses	1,996,884	928,106
Income taxes payable	837,450	344,217
Total current liabilities	3,805,746	1,299,118
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	9,843,246	7,336,618

Commitments and Contingencies (Note 5)

Class A Common stock subject to possible redemption, $0.0001 par value, 17,250,000 shares at $10.49 and $10.30 redemption value as of March 31, 2023 and December 31, 2022, respectively	180,868,182	177,667,994

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	431	431
Accumulated deficit	(8,682,410)	(6,349,715)
Total stockholders' deficit	(8,681,979)	(6,349,284)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$182,029,449	$178,655,328

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
Formation and operating costs	$2,373,223	$411,525
Loss from operations	(2,373,223)	(411,525)
Other income:
Investment income held in Trust Account	1,897,729	16,728
Net loss before income taxes	(475,494)	(394,797)

Income tax provision	(382,013)	—

Net loss	$(857,507)	$(394,797)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	17,250,000	17,250,000

Basic and diluted net loss per share, Class A subject to possible redemption	$(0.04)	$(0.02)

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	4,312,500	4,312,500

Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.04)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	17,250,000	$177,667,994	4,312,500	$431	$—	$(6,349,715)	$(6,349,284)
Proceeds from sale of private Placement warrants	—	—	—	—	1,725,000	—	1,725,000
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	3,200,188	—	—	(1,725,000)	(1,475,188)	(3,200,188)
Net loss	—	—	—	—	—	(857,507)	(857,507)
Balance - March 31, 2023 (unaudited)	17,250,000	$180,868,182	4,312,500	$431	$—	$(8,682,410)	$(8,681,979)

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	17,250,000	$175,950,000	4,312,500	$431	$—	$(4,790,107)	$(4,789,676)
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	17,931	—	—	—	(17,931)	(17,931)
Net loss	—	—	—	—	—	(394,797)	(394,797)
Balance - March 31, 2022 (unaudited)	17,250,000	$175,967,931	4,312,500	$431	$—	$(5,202,835)	$(5,202,404)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(857,507)	$(394,797)
Adjustments to reconcile net loss to net cash used in operating activities
Investment income held in Trust account	(1,897,729)	(16,728)
Changes in operating assets and liabilities
Prepaid expenses	106,438	70,258
Accounts payable	944,617	20,823
Due to related party	—	30,000
Accrued expenses	1,068,778	44,288
Income taxes payable	382,013	—
Net cash used in operating activities	(253,390)	(246,156)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(1,725,000)	—
Redemption of investments in Trust Account for income and franchise taxes	101,748	—
Net cash used in investing activities	(1,623,252)	—

Cash Flows from Financing Activities:
Proceeds from issuance of private placement warrants to Sponsor	1,725,000	—
Payment of offering costs	—	(60,373)
Net cash provided by (used in) financing activities	1,725,000	(60,373)

Net change in cash	(151,642)	(306,529)

Cash - beginning of the period	236,151	1,454,762
Cash - end of the period	$84,509	$1,148,233

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares subject to possible redemption	$3,200,188	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1— Description of Organization and Business Operations

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 8, 2021 (inception) through March 31, 2023 relates to the Company’s formation, and those activities necessary to prepare for our the Initial Public Offering (the “IPO”), and the search for a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under applicable stock exchange rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

Liquidity and Going Concern

The $84,509 held outside of the Trust Account and a working capital deficit of $3,519,949 as of March 31, 2023, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these condensed financial statements, assuming that a Business Combination is not consummated during that time. Giving effect to the Initial Extension discussed above, the Company has until May 28, 2023 (absent further extension) to complete an initial business combination. If an initial business combination is not consummated by May 28, 2023, absent any further extension, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Management has determined that the liquidity condition, potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2—Summary of Significant Accounting Policies

During the three-month period ended March 31, 2023, there were no changes to the significant accounting policies in relation to what was described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”).

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed financial position as of March 31, 2023 and its results of operations for the three-month periods ended March 31, 2023 and 2022, and changes in shareholders’ deficit and cash flows for the periods presented. The results disclosed in the statement of operations for the three-months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 filed with the Securities and Exchange Commission.

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

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Marketable securities held in the Trust Account

As of March 31, 2023, and December 31, 2022, the Company’s portfolio of investments held in the Trust Account are comprised solely of securities held in a mutual fund that invests in U.S. Treasury securities with a maturity of 180 days or less. These securities are presented on the Condensed Balance Sheet at their fair value at the end of each reporting period. Earnings on these securities are included in investment income in the accompanying Condensed Statement of Operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet as March 31, 2023 are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	4,918,182
Class A common stock subject to possible redemption	$180,868,182

The Class A common stock subject to possible redemption reflected on the condensed balance sheet as December 31, 2022 are reconciled in the following table:

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of March 31, 2023 and December 31, 2022, the Company only held Level 1 financial instruments, which are the Company’s Marketable securities held in Trust Account.

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

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income by the weighted average number of shares outstanding for the period. The Company’s Condensed Statements of Operations include a presentation of loss per ordinary share subject to redemption in a manner similar to the two-class method of income (loss) per share. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

A reconciliation of net loss per ordinary share is as follows:

For the three months ended
March 31, 2023
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(686,006)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net loss per share, Redeemable Class A	$(0.04)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(171,501)
Denominator: Weighted Average Share Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B	$(0.04)

For the three months ended
March 31, 2022
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(315,838)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net loss per share, Redeemable Class A	$(0.02)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(78,959)
Denominator: Weighted Average Share Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B	$(0.02)

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the condensed financial statements and tax basis of assets and liabilities and net operating and capital loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance is reduced when it is determined that it is more likely than not that the deferred tax asset will be realized.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

On September 24, 2021, the Company repurchased 1,437,500 shares of class B common stock from the Sponsor for $6,250. As of March 31, 2023 and December 31, 2022, there were 4,312,500 shares of Class B common stock were issued and outstanding. The underwriters exercised their overallotment option in full simultaneously in connection with the IPO. As a result, the 562,500 shares are no longer subjected to forfeiture.

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

On February 28, 2023, in connection with the Initial Extension, the Company’s Sponsor deposited an aggregate of $1,725,000 into the Company’s Trust Account, representing $0.10 per public share, in exchange for the Company’s issuance of to the Sponsor of 1,150,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the Company’s initial public offering.

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

For the for the three month periods ended March 31, 2023 and 2022, the Company expensed $30,000 for the services provided through the Administrative Services Agreement. As of March 31, 2023 and December 31 2022, the Company had repaid all amounts due to the Sponsor related to the Administrative Services Agreement.

Related Party Loans

On May 24, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the Initial Public Offering (the “Maturity Date”). There were no amounts outstanding related to the Note as of March 31, 2023 as the Note had previously been fully paid.

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

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 17,250,000 shares of Class A common stock issued and outstanding subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, 4,312,500 shares of Class B common stock were issued and outstanding.

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

Note 8 —Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s ETR was (80%) and 0% for the three months ended March 31, 2023 and 2022, respectively. The difference between the effective tax rate of (80%) for the three months ended March 31, 2023 and the U.S. federal statutory rate of 21% for the three months ended March 31, 2023 was primarily due to the change in the valuation allowance, resulting from recognizing a full valuation allowance against the deferred tax assets. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2022 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of March 31, 2023, and December 31, 2022, the Company has no uncertain tax positions related to federal and state income taxes. The 2021 federal tax return for the Company remains open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the condensed financial statements as tax expense.

Note 9 —Subsequent Events

The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements for the period ended March 31, 2023, and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023 (the “2022 Form 10-K”). This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K and under the heading “Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

The issuance of additional shares of our common stock in a business combination:

●	may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of shares of our Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	May adversely affect prevailing market prices for our units, shares of Class A common stock and/or warrants; and may not result in adjustment to the exercise price of our warrants

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 8, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for our IPO, and identifying and evaluating suitable targets for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account established at the time of the IPO to hold certain proceeds from the IPO and the concurrent sale of the private placement warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $857,507, which consists of investment income held in the trust account of $1,897,729, offset by the operating costs of $2,373,223 and the provision for income taxes of $382,013.

For the three months ended March 31, 2022, we had a net loss of $394,797, which consists of formation and operating costs of $411,525 and is offset by investment income held in the trust account of $16,728.

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

We generated net proceeds of $177,606,386 from the (i) the sale of the units in the IPO, after deducting offering expenses, underwriting commissions, but excluding deferred underwriting commissions, and (ii) the sale of the private placement warrants. Of this amount, $175,950,000 will be held in the trust account, which includes $6,037,500 of deferred underwriting commissions. The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in mutual funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

For the three months ended March 31, 2023, cash used in operating activities was $253,390. The net loss of $857,507 was offset by the investment income, held in the trust account $1,897,729, and changes in operating assets and liabilities, which provided $2,501,846 of cash.

As of March 31, 2023, we had cash of $84,509 held outside of the trust account and marketable securities held in the trust account of $181,743,652, which includes $1,725,000 of funds deposited by the Sponsor in connection with the Initial Extension and $4,435,045 of interest income), consisting of securities held in a mutual fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay income and franchise taxes. Through March 31, 2023, we withdrew $366,393 of interest earned on the trust account to pay Delaware franchise taxes.

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

The $84,509 held outside of the trust account as of March 31, 2023, and a working capital deficit of $3,519,949 as of March 31, 2023, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements contained elsewhere in this Form 10-Q, assuming that a business combination is not consummated during that time.

In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the our and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

Giving effect to the Initial Extension, we have 18 months from the closing of the IPO, or May 28, 2023 (absent any further extensions of such period to August 28, 2023 by the sponsor, pursuant to the terms described above) to consummate the initial business combination. It is uncertain whether the Company will be able to consummate the proposed business combination by this date. If a business combination is not consummated by this date, then, unless that time is further extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Management has determined that our liquidity condition, potential mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern, assuming a business combination is not consummated before May 28, 2023. The condensed financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Administrative Services Agreement

We have entered into an Administrative Services Agreement pursuant to which the Company pays an affiliate of the sponsor a total of $10,000 per month for office space, secretarial and administrative services to the company. We began incurring these fees on November 29, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination or the Company’s liquidation. For the three month period ended March 31, 2023, we expensed $30,000 for the services provided through the Administrative Services Agreement that was Due to the Sponsor. As of March 31, 2023, the Company had no unpaid amounts related to the Administrative Services Agreement.

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

Due Diligence Agreement

We have entered into an agreement relating to due diligence and other professional services in connection with our search for potential business combination targets. Our payment obligations under this arrangement are not contingent upon the completion of an initial business combination. We expect to incur aggregate fees of between approximately $5.0 to 6.0 million under this agreement, which will be expensed as incurred.

Critical Accounting Policies and Estimates

The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to the Company’s estimates and assumptions during the three-months ended March 31, 2023. Reference should be made to the financial statements and related notes included in the 2022 Form 10-K for a full description of other significant accounting policies.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

In connection with this Quarterly Report on Form 10-Q, our management, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk disclosed under Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K, which information is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our business. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, including our ability to negotiate and complete our initial Business Combination, and our results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K. We may disclose additional changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

There were no unregistered sales of our equity securities during the three months ended March 31, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.

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

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

Date: May 15, 2023	By:	/s/ Adam Dooley
Adam Dooley
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)