Form 10-Q
period 2023-06-30
Everest Consolidator Acquisition Corp
filed 2023-08-14
CIK 1863719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, there were 17,250,000 shares of the registrant’s Class A common stock and 4,312,500 shares of the registrant’s Class B common stock issued and outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including the Extension (defined below) and the consummation of the proposed Unifund Business Combination (defined below) and related matters. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q include but are not to:

●	our being a company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses in our industry or otherwise;
●	our ability to complete our initial business combination;
●	our ability to continue as a going concern;
●	our pool of prospective target businesses;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our ability to obtain a fairness opinion with respect to a target business, without which you may be relying solely on the judgment of our board of directors in approving a proposed business combination;
●	our issuance of additional shares of capital stock or debt securities to complete a business combination, thereby reducing the equity interest of our stockholders and likely causing a change in control of our ownership;
●	our ability to assess the management of a prospective target business;
●	our ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our ability to consummate an initial business combination due to the status of the debt and equity markets, and changes in laws or regulations, including changes imposing additional requirements on business combination transactions involving SPACs and private operating companies and the application of the 1% U.S. federal excise tax under the Inflation Reduction Act;
●	the risk of cyber incidents or attacks directed at us resulting in information theft, data corruption, operational disruption and/or financial loss;

●	the liquidity and trading market for our public securities;
●	the lack of a market for our securities;
●	our status as an emerging growth company and a smaller reporting company within the meaning of the Securities Act;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	the potential tax consequences of investing in our securities; or
●	our financial performance.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “2022 Form 10-K”) and in our other filings with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$82,084	$236,151
Prepaid expenses	130,286	307,726
Total current assets	212,370	543,877
Marketable securities held in trust account	185,119,380	178,111,451
Total assets	$185,331,750	$178,655,328

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,267,406	$26,795
Accrued expenses	4,262,347	928,106
Loan payable - related party	1,250,000	—
Due to related party	30,000	—
Conditional guarantee liability	3,567,205	—
Income taxes payable	769,102	344,217
Total current liabilities	12,146,060	1,299,118
Deferred underwriting commissions	—	6,037,500
Total liabilities	12,146,060	7,336,618

Commitments and Contingencies (Note 5)

Class A Common stock subject to possible redemption, $0.0001 par value, 17,250,000 shares at $10.68 and $10.30 redemption value as of June 30, 2023 and December 31, 2022, respectively	184,252,786	177,667,994

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022	431	431
Additional paid-in capital	—	—
Accumulated deficit	(11,067,527)	(6,349,715)
Total Stockholders’ deficit	(11,067,096)	(6,349,284)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$185,331,750	$178,655,328

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$4,839,884	$510,689	$7,213,107	$922,214
Loss from operations	(4,839,884)	(510,689)	(7,213,107)	(922,214)
Other income (expense):
Investment income held in Trust Account	2,170,728	233,219	4,068,457	249,947
Interest expense	(75,000)	—	(75,000)	—
Conditional guarantee expense	(3,567,205)	—	(3,567,205)	—
Net loss before income taxes	(6,311,361)	(277,470)	(6,786,855)	(672,267)

Income tax provision	(451,652)	(109,576)	(833,665)	(109,576)

Net loss	$(6,763,013)	$(387,046)	$(7,620,520)	$(781,843)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	17,250,000	17,250,000	17,250,000	17,250,000

Basic and diluted net loss per share, Class A subject to possible redemption	$(0.31)	$(0.02)	$(0.35)	$(0.04)

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	4,312,500	4,312,500	4,312,500	4,312,500

Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.31)	$(0.02)	$(0.35)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	17,250,000	$177,667,994	4,312,500	$431	$—	$(6,349,715)	$(6,349,284)
Proceeds from sale of private Placement warrants	—	—	—	—	1,725,000	—	1,725,000
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	3,200,188	—	—	(1,725,000)	(1,475,188)	(3,200,188)
Net loss	—	—	—	—	—	(857,507)	(857,507)
Balance - March 31, 2023 (unaudited)	17,250,000	$180,868,182	4,312,500	$431	$—	$(8,682,410)	$(8,681,979)
Proceeds from sale of private Placement warrants	—	—	—	—	1,725,000	—	1,725,000
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	3,384,604	—	—	(1,725,000)	(1,659,604)	(3,384,604)
Deferred underwriting fees waiver	—	—	—	—	—	6,037,500	6,037,500
Net loss	—	—	—	—	—	(6,763,013)	(6,763,013)
Balance - June 30, 2023 (unaudited)	17,250,000	$184,252,786	4,312,500	$431	$—	$(11,067,527)	$(11,067,096)

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	17,250,000	$175,950,000	4,312,500	$431	$—	$(4,790,107)	$(4,789,676)
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	17,931	—	—	—	(17,931)	(17,931)
Net loss	—	—	—	—	—	(394,797)	(394,797)
Balance - March 31, 2022 (unaudited)	17,250,000	$175,967,931	4,312,500	$431	$—	$(5,202,835)	$(5,202,404)
Net loss	—	—	—	—	—	(387,046)	(387,046)
Balance - June 30, 2022 (unaudited)	17,250,000	$175,967,931	4,312,500	$431	$—	$(5,589,881)	$(5,589,450)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended	For the six months ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net loss	$(7,620,520)	$(781,843)
Adjustments to reconcile net income to net cash used in operating activities
Investment income held in Trust account	(4,068,457)	(249,947)
Conditional guarantee expense	3,567,205	—
Changes in operating assets and liabilities
Prepaid expenses	177,440	153,725
Due to related party	30,000	62,425
Accounts payable	2,240,611	(40,653)
Accrued expenses	3,334,241	285,139
Income taxes payable	424,884	109,576
Net cash used in operating activities	(1,914,596)	(461,578)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(3,561,220)	—
Redemption of investments	621,749	—
Net cash used in investing activities	(2,939,471)	—

Cash Flows from Financing Activities:
Proceeds from issuance of private placement warrants to Sponsor	3,450,000	—
Proceeds from promissory note - related party	1,250,000	—
Payment of offering costs	—	(166,203)
Net cash provided by (used in) financing activities	4,700,000	(166,203)

Net change in cash	(154,067)	(627,781)

Cash - beginning of the period	236,151	1,454,762
Cash - end of the period	$82,084	$826,981

Supplemental disclosure of income taxes paid:
Income taxes paid	$520,000	$—

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares subject to possible redemption	$6,584,792	$—
Deferred underwriting fees waiver	$6,037,500	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Description of Organization and Business Operations

Everest Consolidator Acquisition Corporation (“SPAC” or the “Company”) is a blank check company incorporated in Delaware on March 8, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 8, 2021 (inception) through June 30, 2023 relates to the Company’s formation, and those activities necessary to prepare for its Initial Public Offering (the “IPO”) and the search for a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO.

The Company has selected December 31 as its fiscal year end.

On November 29, 2021, the Company consummated the IPO through the issuance of 17,250,000 Units, including 2,250,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, with each unit consisting of one share of Class A common stock, and one-half of one redeemable warrant (the “Units”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 6,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”), to Everest Consolidator Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds to the Company of $9,500,000, which is described in Note 4.

Transaction costs amounted to $10,431,114, including $6,037,500 in deferred underwriting fees, $3,450,000 in upfront underwriting fees, and $943,614 in other offering costs related to the Initial Public Offering.

At the IPO date, a total of $175,950,000 of the net proceeds from the IPO and the Private Placement, which included the $6,037,500 deferred underwriting commission, were placed in a U.S.-based trust account at Bank of America maintained by American Stock Transfer & Trust Company, LLC, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the IPO and the Private Placement held in the trust account will not be released until the earliest of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account, as applicable) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such Class A common stock shares were recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”)

Pursuant to the Company’s amended and restated certificate of incorporation if the Company is unable to complete the Initial Business Combination within 15 months (or 18 months or 21 months, as discussed further below) from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent director nominees will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 15 months (or 18 months or 21 months, as applicable) of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A common stock shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Extensions of the Period to Complete the Initial Business Combination

On February 28, 2023, the Company extended the period it has to consummate an initial business combination by a period of three months, or until May 28, 2023 (the “Initial Extension”). In connection with the Initial Extension, the Company’s Sponsor deposited an aggregate of $1,725,000 into the Company’s Trust Account, representing $0.10 per public share, in exchange for the Company’s issuance of to the Sponsor of 1,150,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the Company’s initial public offering. The Initial Extension is the first of two three-month extensions permitted under the Company’s governing documents.

On May 26, 2023, the Company further extended the period it has to consummate an initial business combination by a period of three months, or until August 28, 2023 (the “Second Extension”). In connection with the Second Extension, the Company’s Sponsor deposited an aggregate of $1,725,000 into the Company’s Trust Account, representing $0.10 per public share, in exchange for the Company’s issuance of to the Sponsor of 1,150,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the Company’s initial public offering. The Second Extension is the second of two three-month extensions permitted under the Company’s governing documents.

The Company’s stockholders were not entitled to vote on or redeem their shares in connection with the Initial Extension or the Second Extension.

In order to finance the Initial Extension and the Second Extension, the Sponsor entered into promissory notes in the aggregate amount of $3,450,000 ($1,725,000 for each extension) at an interest rate of 16% per annum (the “Notes”) with Everest Consolidator – A Series of Master Fund I LLC (the “Noteholder”), a third-party investor.

Conditional Guarantees

In connection with the Initial Extension and the Second Extension, the Company also entered into a Conditional Guaranty Agreement in favor of the Noteholder in respect of each Note. Pursuant to each Conditional Guaranty Agreement, the Company has agreed, subject to the Company’s consummation of an Initial Business Combination prior to the Termination Date (as defined in our amended and restated certificate of incorporation), to guarantee the payment by the Sponsor to the Noteholder when due of all principal and accrued interest owed to the Noteholder under the Notes. The Company’s obligations under each Conditional Guaranty Agreements will terminate upon the earliest to occur of (i) the payment in full or discharge and termination of the Note, (ii) the failure to consummate an initial business combination prior to the Termination Date or (iii) immediately prior to the voluntary or involuntary liquidation, dissolution or winding up of the Company.

Business Combination Agreement

On May 19, 2023, the Company entered into a business combination agreement with Unifund Financial Technologies, Inc., a Delaware corporation (“New PubCo” or “Unifund”), Unifund Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of New PubCo (“Merger Sub”), Unifund Holdings, LLC, a Delaware limited liability company (“Holdings”), Credit Card Receivables Fund Incorporated, an Ohio corporation (“CCRF”), USV, LLC, an Ohio limited liability company (“USV” and together with Holdings and CCRF, the “Target Companies”), and, solely for limited purposes set forth therein, the Sponsor (the “Business Combination Agreement”). Each of New PubCo and Merger Sub is a newly formed entity that was formed for the sole purpose of entering into and consummating the Business Combination (as defined below). The Business Combination Agreement has been approved by the boards of directors or board of managers, as applicable, of each of SPAC, the Target Companies and New PubCo.

The Target Company group specializes in the acquisition and servicing of consumer debt receivables and offers consumer data analytics and tailored recovery solutions for major banks, financial institutions and other creditors across the United States.

The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, and other terms relating to the transactions contemplated by the Business Combination Agreement, are summarized below.

Structure of Business Combination

Pursuant to the terms and subject to the conditions of the Business Combination Agreement, (i) prior to the Merger and the Contributions and Exchanges (as each is defined below), David G. Rosenberg (“Rosenberg”) and ZB Limited Partnership, a Delaware limited partnership (“ZB Limited”), shall cause a reorganization of Holdings, USV and certain other members of the Target Company group to be consummated as specified in the Business Combination Agreement (the “Reorganization”), (ii) on the Closing Date (as defined below), Merger Sub will be merged with and into SPAC (the “Merger”), with SPAC continuing as the surviving corporation of the Merger (the “Surviving Corporation”) and a direct, wholly-owned subsidiary of New PubCo, and (iii) on the Closing Date, pursuant to the Contribution and Exchange Agreement (as defined below), (a) Rosenberg will contribute 100% of the outstanding common stock of CCRF and 100% of the outstanding common stock of Unifund Corporation, an Ohio corporation (“Unifund Corp”), beneficially owned by Rosenberg prior to the Contributions and Exchanges (as defined below), in each case, to New PubCo in exchange for newly issued shares of common stock of New PubCo, par value $0.0001 per share (“New PubCo Common Stock”), (b) Rosenberg, not individually but solely as trustee of the TER Trust (“TER Trust” and, together with Rosenberg and ZB Limited, the “Target Company Equityholders”), will contribute 100% of the equity interests in Payce, LLC, an Ohio limited liability company (“Payce”), beneficially owned by TER Trust prior to the Contributions and Exchanges to New PubCo in exchange for newly issued shares of New PubCo Common Stock, (c) ZB Limited will contribute all of its equity interests in each of Holdings, USV, Distressed Asset Portfolio I, LLC, an Ohio limited liability company (“DAP I”), and Distressed Asset Portfolio IV, LLC, an Ohio limited liability company (“DAP IV”), in each case, beneficially owned by ZB Limited prior to the Contributions and Exchanges to New PubCo in exchange for newly issued shares of New PubCo Common Stock and (d) immediately thereafter, New PubCo will contribute the equity interests in each of Holdings and USV to CCRF, and, as a result of the foregoing, New PubCo will directly own (x) 100% of the outstanding common stock of CCRF and 100% of the outstanding common stock of Unifund Corp beneficially owned by Rosenberg prior to the Contributions and Exchanges, (y) 100% of the equity interests of Payce held by TER Trust prior to the Contributions and Exchanges and (z) 100% of the outstanding equity interests in DAP I and DAP IV beneficially held by ZB Limited prior to the Contributions and Exchanges (constituting 25% of the outstanding equity interests of each of DAP I and DAP IV), and CCRF will own 100% of the outstanding equity interests of each of Holdings and USV (collectively, the “Contributions and Exchanges” and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

In connection with the Business Combination, certain related agreements have been, or will be entered into on or prior to the closing of the Business Combination, including the New PubCo Registration Rights and Lock-up Agreement, the Sponsor Support Agreement and the Holder Support Agreement.

Consideration

The consideration to be paid to the Target Company Equityholders, SPAC stockholders and New PubCo in connection with the Business Combination will include stock consideration and is based on an enterprise value of $238 million of the Target Companies and their respective subsidiaries.

Pursuant to the Business Combination Agreement, at the effective time of the Merger (the “Merger Effective Time”), by virtue of the Merger and without any action on the part of the Target Companies, New PubCo, SPAC or any SPAC stockholder, (i) each SPAC unit issued and outstanding immediately prior to the Merger Effective Time will be separated automatically and the holder thereof will be deemed to hold one (1) share of SPAC Class A common stock and one-half of one (1/2) SPAC warrant, (ii) each share of SPAC common stock held in treasury of SPAC immediately prior to the Merger Effective Time will be automatically canceled and no New PubCo Common Stock or other consideration will be delivered or deliverable in exchange therefor, (iii) each share of SPAC common stock issued and outstanding immediately prior to the Merger Effective Time (except for shares being cancelled pursuant to the immediately preceding clause (ii)) shall be converted into the right to receive one share of New PubCo Common Stock, with a value ascribed to each share of New PubCo Common Stock of $10.00, (iv) each share of Merger Sub common stock that is outstanding immediately prior to the Merger Effective Time shall automatically convert into one (1) share of common stock, par value $0.0001 per share, of SPAC in its capacity as the Surviving Corporation, (v) New PubCo shall issue a number of shares of New PubCo Common Stock to which such

SPAC stockholder is entitled in respect of its shares of SPAC common stock and (vi) each SPAC warrant outstanding and unexercised immediately prior to the Merger Effective Time, whether or not vested, will cease to represent a right to acquire SPAC common stock and will convert into a warrant to purchase the same number of shares of New PubCo Common Stock.

At the effective time of the Contributions and Exchanges, by virtue of the Contributions and Exchanges and in accordance with the Contribution and Exchange Agreement, (i) Rosenberg will be issued 7,500,000 shares of New PubCo Common Stock, (ii) ZB Limited will be issued 2,250,000 shares of New PubCo Common Stock and (iii) the TER Trust will be issued 250,000 shares of New PubCo Common Stock.

The terms of the Business Combination Agreement provides that New PubCo (or to the extent applicable, Sponsor) will reimburse ZB Limited (the “Reimbursement Obligations”) for certain tax liabilities incurred by the members of ZB Limited in connection with the transactions contemplated by the Business Combination Agreement on or before January 31, 2024 and January 31, 2025, as applicable. Pursuant to the terms of the Business Combination Agreement, New PubCo will use its commercially reasonable efforts to ensure that at least $4,200,000 of cash will remain in one or more bank accounts of New PubCo or under New PubCo’s control to make such payments to ZB Limited. In the event that the board of directors of New PubCo determines in good faith that the payment of the full amount of the Reimbursement Obligations, as applicable, would adversely affect New PubCo’s ability to: (i) pay its obligations when due, (ii) conduct its business in accordance with its business plan or (iii) comply with the covenants included in the Target Companies’ senior credit facility and other material contracts and indebtedness, Sponsor has agreed to transfer such shortfall amount, as applicable, to ZB Limited, in cash or in shares of New PubCo Common Stock (as determined in Sponsor’s sole discretion), with each such share valued at $10.00 per share.

Governance of New PubCo

SPAC and New PubCo have agreed to take all necessary actions consistent with applicable laws to cause the board of directors of New PubCo as of immediately following the Closing to consist of five directors, consisting of David G. Rosenberg, W. Brian Maillian, Adam Dooley, one director designated by SPAC and one director reasonably agreed to by the Target Companies and SPAC, who is (i) independent and (ii) qualified to serve on the Audit Committee of New PubCo, in each case, as determined under applicable federal securities laws and the rules promulgated thereunder and stock exchange listing standards. Any subsequent New PubCo Board will be composed in accordance with and subject to the terms and conditions of the proposed organizational documents of New PubCo.

Conditions to Closing

The Closing is subject to certain customary conditions, including, among other things: (i) approval by SPAC’s stockholders of the Business Combination Agreement, the Business Combination and certain other actions related thereto; (ii) approval by the Target Company Equityholders of the Business Combination Agreement, the Business Combination and certain other actions related thereto; (iii) the receipt of all necessary pre-closing authorizations, consents, clearances, waivers and approvals of certain Governmental Authorities, (iv) the Reorganization shall have been consummated in all material respects in accordance with the Business Combination Agreement, (v) SPAC having at least $40,000,000 in Available Cash (defined as an amount equal to: (a) the amount of cash available to be released from the Trust Account as of immediately prior to, or concurrently with, the Closing (net of the SPAC Share Redemption Amount), plus (b) the sum of all cash and cash equivalents of SPAC on hand held outside of the Trust Account immediately prior to the Closing, plus (c) the sum of all cash net proceeds received by SPAC, New PubCo and/or the Target Companies from any Pre-Closing Financing prior to, or upon the Closing; minus (d) the aggregate amount required to repay any outstanding Working Capital Loans; minus (e) the aggregate amount of all Outstanding Target Company Transaction Expenses; minus (f) the aggregate amount of all Outstanding SPAC Transaction Expenses); and (vi) the New PubCo Common Stock to be issued in connection with the Business Combination having been approved for listing on the Listing Exchange (as defined in the Business Combination Agreement) subject only to official notice of issuance thereof.

The Closing will occur no later than three Business Days following the satisfaction or waiver of all of the closing conditions, or at such other time date and place as SPAC and the Target Companies may mutually agree in writing (such date, the “Closing Date”), provided that the Merger will not occur prior to the consummation of the Reorganization.

Termination

The Business Combination Agreement may be terminated by SPAC or the Target Companies at any time prior to the consummation of the Business Combination under certain circumstances, including, among others, (i) by written consent of SPAC and the Target Companies, (ii) by SPAC or the Target Companies if SPAC has not obtained the required approval of its stockholders, (iii) by SPAC if the Target Companies have not obtained the required approval of the applicable Target Company Equityholders by a certain specified approval deadline, (iv) by the Target Companies if the termination date of SPAC as set forth in SPAC’s governing documents shall not have been extended by Sponsor in accordance with such governing documents prior to May 28, 2023, August 28, 2023 or any other applicable extension prior to December 31, 2023, and (v) prior to the receipt by SPAC of the requisite approval of its stockholders, by the Target Companies at any time in their sole and absolute discretion.

If the Business Combination Agreement is validly terminated, none of the parties thereto will have any liability or any further obligation under the Business Combination Agreement, other than for actual fraud or any willful or material breach of the Business Combination Agreement occurring prior to the termination and other than certain exception and except for certain other exceptions contemplated by the Business Combination Agreement (including the terms of the Confidentiality Agreement (as defined in the Business Combination Agreement)) that will survive termination of the Business Combination Agreement. Notwithstanding the foregoing, if the Business Combination Agreement is terminated by the Target Companies pursuant to the applicable terms set forth in the Business Combination Agreement and any member of the Target Company group consummates an acquisition transaction within twelve months of such termination, then the Target Companies must pay Sponsor an amount equal to the greater of (i) $4,000,000 and (ii) four percent of the aggregate fair market value of the consideration paid to the Target Company Equityholders upon the consummation of the acquisition transaction giving rise to such termination fee; provided that such fee will be capped at the lower of $12,000,000 and all actual documented and out-of-pocket expenses incurred by SPAC in connection with the transactions contemplated by the Business Combination Agreement.

Registration Statement / Proxy Statement

After the execution and delivery of the Business Combination Agreement, SPAC, New PubCo and the Target Companies have jointly prepared and New PubCo has filed a registration statement on Form S-4, including a preliminary Proxy Statement, with the SEC (such registration statement, as amended or supplemented, the “Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended, of the securities to be issued in connection with the Business Combination. As promptly as practicable after the effectiveness of the Registration Statement, SPAC will prepare and file with the SEC a proxy statement (the “Proxy Statement” and together with the Registration Statement, the “Registration Statement / Proxy Statement”) to be sent to SPAC stockholders in advance of the Special Meeting for the purposes of (i) providing SPAC stockholders with a notice of the opportunity to redeem their shares of SPAC Class A common stock, and (ii) soliciting proxies from holders of SPAC Class A common stock to vote at the Special Meeting to (a) approve and adopt the Business Combination Agreement and the Business Combination; (b) approve and adopt the Merger, pursuant to which Merger Sub will be merged with and into SPAC, with SPAC continuing as the surviving corporation of the Merger and a direct, wholly-owned subsidiary of New PubCo; (c) adopt and approve each other proposal either the SEC or Listing Exchange (or the respective staff members thereof) indicates is necessary in its comments to the Registration Statement, along with other proposals deemed necessary or appropriate for the Business Combination and (d) adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the special meeting, there are not sufficient votes to approve one or more proposals presented to stockholders for vote. The Registration Statement / Proxy Statement will also include a proxy statement to be sent to SPAC public warrant holders in advance of a special meeting of the SPAC public warrant holders for the purposes of soliciting proxies from holders of SPAC public warrants to vote at such meeting to (a) approve and adopt an amendment to the terms of SPAC’s public warrants so that each public warrant will be convertible into the right to receive a cash payment of $0.50 upon the Closing (the “Warrant Amendment Proposal”) and (b) adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the special meeting, there are not sufficient votes to approve the Warrant Amendment Proposal. The Warrant Amendment Proposal will only become effective if the Business Combination is completed.

Stock Exchange Listing

SPAC will use its reasonable best efforts to ensure SPAC remains listed as a public company on the New York Stock Exchange (the “NYSE”) or The Nasdaq Global Market (“Nasdaq”). As promptly as reasonably practicable after the date of the Business Combination

Agreement and prior to the Closing Date, New PubCo will apply for the New PubCo Common Stock and New PubCo Public Warrants to be approved for, listing on the NYSE or Nasdaq, as applicable.

New PubCo Registration Rights and Lock-up Agreement

At the Closing, New PubCo will enter into the New PubCo Registration Rights and Lock-up Agreement with the Target Companies, Sponsor and the Target Company Equityholders (the “New PubCo Registration Rights and Lock-up Agreement”). Pursuant to the terms of the New PubCo Registration Rights and Lock-up Agreement, the Target Companies, Sponsor and the Target Company Equityholders will be entitled to certain piggyback registration rights and customary demand registration rights.

The New PubCo Registration Rights and Lock-up Agreement provides that New PubCo will agree that within 30 calendar days after the Closing, New PubCo will use commercially reasonable efforts to file with the SEC a shelf registration statement. New PubCo will use its commercially reasonable efforts to have such shelf registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) sixty calendar days after the filing thereof (or ninety calendar days after the filing thereof if the SEC notifies New PubCo that it will “review” the registration statement) and (ii) five business days after the date New PubCo is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review; and New PubCo will not be subject to any form of monetary penalty for its failure to do so.

The New PubCo Registration Rights and Lock-up Agreement also provides for certain lockup restrictions on certain lock-up shares. Pursuant to the New PubCo Registration Rights and Lock-up Agreement, the Company Equityholders (together with their respective successors and any permitted transferees) and Sponsor (together with its respective successors and any permitted transferees) agreed to be subject to a 365 day lock-up from the Closing Date. Such lock-up restrictions are subject to certain customary exceptions, and an early-release provision if the closing price of the New PubCo Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

Notwithstanding the lock-up provided for in the New PubCo Registration Rights and Lock-up Agreement, ZB Limited may sell an amount of its shares of New PubCo Common Stock during the period starting on the first business day of the second month of the calendar year immediately following the Closing and ending on April 15th of the calendar year immediately following the Closing (or, if such date is not a business day, the first business day following such date) (such date, the “Limited Early Release End Date”) in an aggregate amount equal to $3,000,000 less any amount paid in cash by New PubCo or Sponsor pursuant to the terms of the Reimbursement Obligations. Any shares of New PubCo Common Stock that are not sold on or prior to the Limited Early Release End Date will, as of the day following the Limited Early Release End Date, be subject to the lock-up restrictions set forth in the New PubCo Registration Rights and Lock-up Agreement.

Contribution and Exchange Agreement

Concurrently with the execution of the Business Combination Agreement, New PubCo and the Target Company Equityholders entered into the Contribution and Exchange Agreement (the “Contribution and Exchange Agreement”), pursuant to which, among other things, (i) Rosenberg will contribute 100% of the outstanding common stock of CCRF and 100% of the outstanding common stock of Unifund Corp beneficially owned by Rosenberg prior to the Contributions and Exchanges in exchange for the issuance of New PubCo Common Stock to Rosenberg, (ii) Rosenberg, not individually but solely as trustee of TER Trust, will contribute 100% of the interests in Payce beneficially owned by TER Trust to New PubCo in exchange for the issuance of New PubCo Common Stock to TER Trust, (iii) ZB Limited will contribute all of its equity interests in each of Holdings, USV, DAP I and DAP IV to New PubCo in exchange for the issuance of New PubCo Common Stock to ZB Limited and (iv) immediately thereafter, New PubCo will contribute the equity interests in each of Holdings and USV to CCRF, and, as a result of the foregoing Contributions and Exchanges, New PubCo will directly own (a) 100% of the outstanding equity interests of CCRF and 100% of the outstanding equity interests in Unifund Corp beneficially owned by Rosenberg prior to the Contributions and Exchanges, (b) 100% of the outstanding equity interests in Payce beneficially owned by TER Trust prior to the Contributions and Exchanges and (c) 100% of the outstanding equity interests in DAP I and DAP IV beneficially held by ZB Partnership prior to the Contributions and Exchanges (constituting 25% of the outstanding Equity Interests of each of DAP I and DAP IV), and CCRF will own 100% of the outstanding equity interests in each of Holdings and USV.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, Sponsor entered into the Sponsor Support Agreement, pursuant to which Sponsor agreed to, among other things, (i) support and vote all of its SPAC common stock to adopt and approve the Business Combination Agreement and the other documents contemplated by the Sponsor Support Agreement and the Transactions, (ii) comply with certain transfer restrictions applicable to its SPAC common stock, (iii) subject to and conditioned upon the occurrence of Closing, waive any adjustment to the conversion ratio set forth in the existing organizational documents or any other anti-dilution or similar protection with respect to Class B common stock (and any other equity securities of SPAC or New PubCo for which Class B common stock are exchanged or converted), (iv) forfeit a 1,500,000 shares of SPAC Class B common stock held by Sponsor immediately prior to the Closing and (v) subject a specified number of shares of New PubCo Common Stock issuable upon exchange of shares of SPAC Class B common stock to a performance-based vesting schedule.

The Sponsor Support Agreement will automatically terminate, without any notice or action on the part of a party, upon the valid termination of the Business Combination Agreement.

Target Company Equityholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Target Company Equityholders entered into a Company Holder Support Agreement (the “Company Holder Support Agreement”), pursuant to which the Target Company Equityholders have agreed to, among other things, (i) support and vote (whether pursuant to a dully convened meeting of the Target Company Equityholders or pursuant to an action by written consent of the Target Company Equityholders) in favor of the adoption and approval of the Business Combination Agreement and the transactions contemplated thereby, including the Contributions and Exchanges, (ii) consummate, or cause the Target Companies to consummate, the Reorganization, (iii) be bound by certain transfer restrictions with respect to New PubCo Common Stock and (iv) take any actions necessary to effect the transactions, including the Reorganization and the Contributions and Exchanges.

The Company Holder Support Agreement will automatically terminate, without any notice or action on the part of a party, upon the valid termination of the Business Combination Agreement.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an Initial Business Combination with Unifund or another target company may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other measures, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of repurchase. For purposes of calculating the excise tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Because any redemptions of our stock in connection with a business combination, extension vote or otherwise will occur after December 31, 2022 such redemptions may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with any such redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases we consummate in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs (including redemptions in connection with the Special Meeting), (iii) the nature and amount of any equity issuances, in connection with a business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) legal uncertainties regarding how the excise tax applies to transactions like the Business Combination (and, if applicable, a complete liquidation and dissolution of the Company) and the content of final and proposed regulations and further guidance from the Treasury. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination. The proceeds placed in the trust account and the interest earned thereon will not be used to pay for the excise tax that may be levied on the Company in connection with such redemptions. The Company further confirms that it will not utilize any funds from the trust account to pay any such excise tax.

Liquidity and Going Concern

As of June 30, 2023, the Company held $82,084 outside of the Trust Account and had a working capital deficit of $11,933,690, which may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these condensed financial statements, assuming that the Business Combination with Unifund is not consummated during that time. Giving effect to the Second Extension discussed above, the Company has until August 28, 2023 to complete an initial business combination. If an initial business combination is not consummated by August 28, 2023, absent any further extension through the stockholder vote, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company believes that the proceeds raised in the initial public offering, the funds received from the Initial and Second Extensions, and the funds potentially available from loans from the sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs to complete the Business Combination with Unifund is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

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

Note 2—Summary of Significant Accounting Policies

During the six-month period ended June 30, 2023, there were no changes to the significant accounting policies in relation to what was described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) other than what is described under “Guarantee” below.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed financial position as of June 30, 2023 and its results of operations for the three-month and six-month periods ended June 30, 2023 and 2022, and changes in stockholders’ deficit and cash flows for the periods presented. The results disclosed in the statement of operations for the three-months and six-months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 filed with the Securities and Exchange Commission.

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

Marketable securities held in the Trust Account

As of June 30, 2023 and December 31, 2022, the Company’s portfolio of investments held in the Trust Account are comprised solely of securities held in a mutual fund that invests in U.S. Treasury securities with a maturity of 180 days or less. These securities are presented on the Condensed Balance Sheet at their fair value at the end of each reporting period. Earnings on these securities are included in investment income in the accompanying Condensed Statement of Operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet as of June 30, 2023 are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	8,302,786
Class A common stock subject to possible redemption	$184,252,786

The Class A common stock subject to possible redemption reflected on the condensed balance sheet as of December 31, 2022 are reconciled in the following table:

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of June 30, 2023 and December 31, 2022, the Company only held Level 1 financial instruments, which are the Company’s Marketable securities held in Trust Account.

Warrant Instruments

The Company accounts for its Public and Private warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. In that respect, the Private Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders, or their affiliates in payment of Working Capital Loans made to the Company, are identical to the warrants underlying the Units being offered in the IPO.

Business Combination Costs

Costs incurred in relation to a potential Business Combination may include legal, accounting, and other expenses. Any such costs are expensed as incurred. The Company incurred approximately $4.1 and $6.0 million of Business Combination costs (including all costs incurred by Unifund in connection with the Business Combination Agreement in accordance with its terms), for the three- and six-months ended June 30, 2023, respectively.

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares outstanding for the period. The Company’s Condensed Statements of Operations include a presentation of loss per ordinary share subject to redemption in a manner similar to the two-class method of loss per share. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company’s Public Warrants (see Note 6) and Private Placement Warrants (see Note 6) could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented. A reconciliation of net loss per ordinary share is as follows:

For the three months ended
June 30, 2023
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(5,410,410)
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net loss per share, Redeemable Class A	$(0.31)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(1,352,603)
Denominator: Weighted Average Shares Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B	$(0.31)

For the six months ended
June 30, 2023
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(6,096,416)
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net loss per share, Redeemable Class A	$(0.35)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(1,524,104)
Denominator: Weighted Average Shares Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B	$(0.35)

For the three months ended
June 30, 2022
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(309,637)
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net loss per share, Redeemable Class A	$(0.02)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(77,409)
Denominator: Weighted Average Shares Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B	$(0.02)

For the six months ended
June 30, 2022
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(625,474)
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net loss per share, Redeemable Class A	$(0.04)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(156,369)
Denominator: Weighted Average Shares Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B	$(0.04)

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

Guarantee

The Company accounts for the Conditional Guarantees in accordance with the guidance in ASC 460, “Guarantees” (“ASC 460”) as the Conditional Guarantees contingently require the Company to make payments to a guaranteed party. As required by ASC 460, at the inception, the Company assessed the need to recognize a liability for the contingent component of the guarantee (the obligation to make future payments upon the occurrence of certain events) in accordance with the guidance in ASC 450, “Contingencies” (“ASC 450”). Under ASC 450, a Company is required to record a liability if it is probable that the Company would have to make a payment under the guarantee, and the payment can be reasonably estimated. See Note 4 for further detail as it relates to the Conditional Guarantees.

As of June 30, 2023, the Company deemed that the payment of the Promissory Notes on behalf of the Sponsor was probable and recorded a liability of $3,567,205, including $3,450,000 of principal and $117,205 of accrued interest related to the Promissory Notes through June 30, 2023.

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

Note 3—Initial Public Offering

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

On September 24, 2021, the Company repurchased 1,437,500 shares of class B common stock from the Sponsor for $6,250. As of June 30, 2023 and December 31, 2022, there were 4,312,500 shares of Class B common stock were issued and outstanding. The underwriters exercised their overallotment option in full simultaneously in connection with the IPO. As a result, the 562,500 shares are no longer subjected to forfeiture.

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

Pursuant to the Sponsor Support Agreement, discussed in Note 1 – Description of Organization and Business Operations, immediately prior to (and contingent upon) the closing of the Business Combination, the Sponsor has agreed to forfeit an aggregate of 1,500,000 shares of the Company’s Class B Common Stock for no consideration.

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

Guarantee Agreements

On February 28, 2023 and May 26, 2023, in connection with the Initial Extension and Second Extension, the Company’s Sponsor deposited an aggregate of $3,450,000 into the Company’s Trust Account, representing $0.10 per public share, in exchange for the Company’s issuance of to the Sponsor of 2,300,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the Company’s initial public offering.

In connection with the Initial Extension and the Second Extension, the Company also entered into a Conditional Guaranty Agreement in favor of the Noteholder in respect of each Note. Pursuant to each Conditional Guaranty Agreement, the Company has agreed, subject to the Company’s consummation of an Initial Business Combination prior to the Termination Date (as defined in our amended and restated certificate of incorporation), to guarantee the payment by the Sponsor to the Noteholder when due of all principal and accrued interest owed to the Noteholder under the respective Note. The Company’s obligations under each Conditional Guaranty Agreement will terminate upon the earliest to occur of (i) the payment in full or discharge and termination of the Note, (ii) the failure to consummate an initial business combination prior to the Termination Date or (iii) immediately prior to the voluntary or involuntary liquidation, dissolution or winding up of the Company.

Administrative Support Agreement

The Company has entered into an Administrative Services Agreement pursuant to which the Company is obligated to pay an affiliate of the Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.

For the for the three month and six month periods ended June 30, 2023 and 2022, the Company expensed $30,000 and $60,000, respectively, for the services provided through the Administrative Services Agreement. As of June 30, 2023, the balance due under the agreement was $30,000 and was included in Due to related party. As of December 31 2022, the Company had no amounts due to the Sponsor related to the Administrative Services Agreement.

Related Party Loans

On May 24, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Loan”). This loan was non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the Initial Public Offering (the “Maturity Date”). There were no amounts outstanding related to the Loan as of June 30, 2023 as the Loan had been fully paid at the IPO.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company has $1,250,000 of borrowings under Working Capital Loans, which are not convertible into warrants of the post Business Combination entity.

On May 7, 2023, the Company issued an unsecured promissory note (the “Promissory Note”) in the principal amount of up to $1,500,000 to the Sponsor. The Promissory Note obliges the Company to repay the total amount drawn (which will be in the form of a non-convertible working capital loan), together with accrued interest at the rate of 6% on the total amount drawn (the “Interest”), provided that the total repayment amount shall not exceed $1,500,000 plus the applicable Interest. The Note is repayable in full on the earlier of December 31, 2023 or the consummation of the Company’s initial business combination.

Through June 30, 2023, the Company received $1,250,000 in proceeds from the Sponsor under the Promissory Note. The Company recorded the interest expense of $75,000 on the Promissory Note for the three and six month periods ended June 30, 2023.

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

On May 8, 2023, the Company received a letter providing notice from the representative of the underwriters, waiving any entitlement to their portion of the $6,037,500 deferred underwriting fee that accrued from their participation as the underwriters of the IPO as they have not been involved in the Business Combination process. This deferred underwriting discount, which previously increased the accumulated deficit due to the accretion of the Class A Common stock subject to possible redemption, was recorded as a recovery in the accumulated deficit during the three- and six- months ended June 30, 2023.

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

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 17,250,000 shares of Class A common stock issued and outstanding subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, 4,312,500 shares of Class B common stock were issued and outstanding.

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

Note 8—Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s ETR was (7%) and (39%) for the three months ended June 30, 2023 and 2022, respectively. The Company’s ETR was (12%) and (16%) for the six months ended June 30, 2023 and 2022, respectively. The difference between the effective tax rate of (7%)and (12%) for the three- and six-months ended June 30, 2023, respectively, and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2023 was primarily due to permanent differences resulting from transaction costs associated with the Company’s proposed business combination (Note 1) and the change in the valuation allowance. The difference between the effective tax rate of (39%) and (16%) for the three- and six-months ended June 30, 2022, respectively, and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2022 was primarily due to the ETR adjustment, utilization of net operating losses, and the change in the valuation allowance.

As of June 30, 2023, and December 31, 2022, the Company has no uncertain tax positions related to federal and state income taxes. The 2022 and 2021 federal tax returns for the Company remain open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the condensed financial statements as tax expense.

Note 9—Subsequent Events

The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements for the period ended June 30, 2023, and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023 (the “2022 Form 10-K”). This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K and under the heading “Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a blank check company incorporated on March 8, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt. The Company’s sponsor is Everest Consolidator Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

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

Recent Developments

Extensions of the Period to Complete the Initial Business Combination

Our amended and restated certificate of incorporation and the terms of the trust agreement entered into between us and American Stock Transfer & Trust Company, LLC, dated as of November 23, 2021 (the “Trust Agreement”), permit our board of directors, in the event we had not consummated an initial business combination by February 28, 2023, to extend the period of time to consummate an initial business combination by two additional three month periods, provided, in each case, that the Sponsor has deposited into the trust account $1,725,000 in exchange for private placement warrants, at a rate of $1.50 per private placement warrant, on the same terms as the private placement warrants issued in connection with the IPO. On February 28, 2023, we extended the period of which it is able to consummate an initial business combination by a period of three months, or until May 28, 2023 (the “Initial Extension”). In connection with the Initial Extension, our Sponsor deposited an aggregate of $1,725,000 into the Trust Account, representing $0.10 per public share, in exchange for the our issuance of to the Sponsor of 1,150,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of our initial public offering (“IPO”). The Initial Extension was the first of two three-month extensions permitted under our governing documents.

On May 26, 2023, we further extended the period we have to consummate an initial business combination by a period of three months, or until August 28, 2023 (the “Second Extension”). In connection with the Second Extension, the Sponsor deposited an aggregate of $1,725,000 into the Trust Account, representing $0.10 per public share, in exchange for our issuance of to the Sponsor of 1,150,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the IPO. The Second Extension is the second of two three-month extensions permitted under our governing documents. The Company’s stockholders were not entitled to vote on or redeem their shares in connection with the Initial Extension or the Second Extension.

In connection with the Sponsor’s financing of the Initial Extension and the Second Extension, the Sponsor entered into two promissory notes in the aggregate amount of $3,450,000 ($1,725,000 for each extension) at an interest rate of 16% per annum (each, a “Note” and together, the “Notes”) with Everest Consolidator – A Series of Master Fund I LLC (the “Noteholder”), a third-party investor. In connection with the Sponsor’s issuance of the Notes, the Company entered into a Conditional Guaranty Agreements in favor of the Noteholder in respect of each Notes. See “—Contractual Obligations and Commitments,” below.

Proposed Business Combination

On May 19, 2023, the Company entered into a business combination agreement with Unifund Financial Technologies, Inc., a Delaware corporation (“New PubCo” or “Unifund”), Unifund Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of New PubCo (“Merger Sub”), Unifund Holdings, LLC, a Delaware limited liability company (“Holdings”), Credit Card Receivables Fund Incorporated, an Ohio corporation (“CCRF”), USV, LLC, an Ohio limited liability company (“USV” and together with Holdings and CCRF, the “Target Companies”), and, solely for limited purposes set forth therein, the Sponsor (the “Business Combination Agreement” and the proposed business combination contemplated thereby, the “Unifund Business Combination”). The Target Company group specializes in the acquisition and servicing of consumer debt receivables and offers consumer data analytics and tailored recovery solutions for major banks, financial institutions and other creditors across the United States. The Business Combination Agreement has been approved by the boards of directors or board of managers, as applicable, of each of the Company, the Target Companies and New PubCo. In connection with the Unifund Business Combination, certain related agreements have been, or will be entered into on or prior to the closing of the Unifund Business Combination, including the New PubCo Registration Rights and Lock-up Agreement, the Sponsor Support Agreement and the Holder Support Agreement (each as defined and described in the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023).

The consummation of the proposed Unifund Business Combination is subject to certain conditions as further described in the Business Combination Agreement. The closing of the proposed Unifund Business Combination is expected to occur no later than three business days following the satisfaction or waiver of all of the closing conditions, or at such other time date and place as the Company and the Target Companies may mutually agree in writing. The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the consummation thereof and the Company can provide no assurance that the Business Combination will be consummated at the expected time, or at all.

For a description of the terms of the Business Combination Agreement and related agreements, refer to Note 1. Description of Organization and Business Operations to the unaudited financial statements contained elsewhere in this Quarter Report on Form 10-Q, to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023, and to the prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-273362) filed on July 21, 2023 with the SEC by the Company and the NewPubco in relation to the proposed Unifund Business Combination (such registration statement, as amended or supplemented, the “ Registration Statement”).

This Quarterly Report does not give effect to the proposed Unifund Business Combination and does not contain the risks associated with the proposed Unifund Business Combination. Such risks and effects relating to the proposed Unifund Business Combination are included in the Registration Statement.

Extension Proxy Statement and Special Meeting of Stockholders

On August 11, 2023, we filed a definitive proxy statement (the “Extension Proxy Statement”) with the SEC in connection with a special meeting of stockholders (the “Special Meeting”) to be held on August 24, 2023 for the purpose of voting on the following proposals: (i) a proposal to amend our amended and restated certificate of incorporation to provide our board of directors with the right to extend (the “Extension”) the date by which we have to consummate a business combination (the “Combination Period”) up to an additional six (6) times for one (1) month each time, from August 28, 2023 to February 28, 2024 (as extended, the “Extended Date”) (i.e., for a period of time ending 27 months after the consummation of the IPO) (the “Extension Amendment Proposal”); (ii) a proposal to approve the adoption of an amendment (the “Trust Amendment”) to the Trust Agreement to allow us to extend the Combination Period up to an additional six (6) times for one (1) month each time from August 28, 2023 to February 28, 2024, the Extended Date, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $280,000 and (b) $0.035 per public share then outstanding (the “Trust Amendment Proposal”); (iii) a proposal to amend our amended and restated certificate of incorporation to eliminate the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation”) to allow us to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal” and together with Extension Amendment Proposal and the Trust Amendment Proposal, the “Charter Amendment Proposals”); and (iv) a proposal to approve the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes to approve the Charter Amendment Proposals or if we determine that additional time is necessary to effectuate the Extension (the “Adjournment Proposal”).

The sole purpose of the Extension Amendment Proposal and the Trust Amendment Proposal is to provide us with sufficient time to complete an initial business combination. While we and the other parties to the Business Combination Agreement are working toward satisfaction of the conditions to complete a business combination, our board of directors currently believes that there will likely not be sufficient time before August 28, 2023 to complete a business combination. Accordingly, our board of directors believes that the Extension is necessary in order to be able to consummate a business combination.

In connection with the Charter Amendment Proposals, holders of public shares may elect to redeem their public shares for a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to such approval, including any interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then outstanding public shares (the “Election”), regardless of whether such public stockholders vote on the Charter Amendment Proposals. However, unless the Redemption Limitation Amendment Proposal is approved, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If the Charter Amendment Proposals are approved by the requisite vote of stockholders, holders of public shares that do not make the Election will retain the opportunity to have their public shares redeemed in conjunction with the consummation of a business combination, subject to any limitations set forth in our charter, as amended. In addition, public stockholders who do not make the Election would be entitled to have their public shares redeemed for cash if the we have not completed a business combination by the Extended Date. Any redemptions in connection with the Special Meeting will reduce the number of our public shares. The withdrawal of funds from the trust account in connection with any redemptions may significantly reduce the amount held in the trust account.

If the Extension Amendment Proposal is not approved and we do not consummate a business combination within the Combination Period, we will wind up our affairs and liquidate as described further in the Proxy Statement and in our IPO prospectus.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 8, 2021 (inception) through June 30, 2023 were organizational activities, the activities necessary to prepare for our IPO, and those to complete the initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account established at the time of the IPO to hold certain proceeds from the IPO and the concurrent sale of the private placement warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as the transaction costs in relation to the proposed Unifund Business Combination.

For the three months ended June 30, 2023, we had a net loss of $6,763,013, which consists of investment income held in the trust account of $2,170,728, offset by general and administrative expenses of $4,839,884, of which approximately $4.1 million relate to business combination costs, conditional guarantee expense of $3,567,205, interest expense of $75,000, and the provision for income taxes of $451,652.

For the six months ended June 30, 2023, we had a net loss of $7,620,520, which consists of investment income held in the trust account of $4,068,457, offset by general and administrative expenses of $7,213,107, of which approximately $6.0 million relate to business combination costs, conditional guarantee expense of $3,567,205, interest expense of $75,000 and the provision for income taxes of $833,665.

For the three months ended June 30, 2022, we had a net loss of $387,046, which consists of general and administrative expenses of $510,689 and income tax expense of $109,576 which were offset by investment income of $233,219.

For the six months ended June 30, 2022, we had a net loss of $781,843, which consists of general and administrative expenses of $922,214 and income tax expense of $109,576 which were offset by investment income of $249,947.

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

We generated net proceeds of $177,606,386 from (i) the sale of the units in the IPO, after deducting offering expenses, underwriting commissions, but excluding deferred underwriting commissions, and (ii) the sale of the private placement warrants. Of this amount, $175,950,000 are held in the trust account, which includes $6,037,500 of deferred underwriting commissions. The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in mutual funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

On May 8, 2023, the Company received a letter providing notice from the representative of the underwriters in the Company’s IPO, waiving any entitlement to their portion of the $6,037,500 deferred underwriting fee that accrued from their participation as the underwriters of the IPO as they have not been involved in the Business Combination process.

During the three-month period ended June 30, 2023, the Company received $1,250,000 in the form of a working capital loan from the Sponsor, in connection with which, on May 7, 2023, the Company issued an unsecured promissory note (the “Promissory Note”) in the principal amount of up to $1,500,000 to the Sponsor. The Promissory Note obliges the Company to repay the total amount drawn (which will be in the form of a non-convertible working capital loan), together with accrued interest at the rate of 6% on the total amount drawn (the “Interest”), provided that the total repayment amount shall not exceed $1,500,000 plus the applicable Interest. The Promissory Note is repayable in full on the earlier of December 31, 2023 or the consummation of the Company’s initial Business Combination.

For the six months ended June 30, 2023, cash used in operating activities was $1,914,596, which is relates primarily to the payments of transaction costs.

As of June 30, 2023, we had cash of $82,084 held outside of the trust account and marketable securities held in the trust account of $185,119,380 (which includes $3,450,000 of funds deposited by the Sponsor in connection with the Initial and Second Extensions and $6,605,773 of interest income), consisting of securities held in a mutual fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay income and franchise taxes. Through June 30, 2023, we withdrew $886,393 of interest earned on the trust account to pay income taxes and Delaware franchise taxes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions, as applicable), to complete our initial business combination. We may withdraw interest income (if any) to pay franchise and income taxes. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The $82,084 held outside of the trust account as of June 30, 2023, and a working capital deficit of $11,933,690 as of June 30, 2023, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements contained elsewhere in this Form 10-Q, assuming that a business combination is not consummated during that time.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As discussed above, during the three-month period ended June 30, 2023, the Company received $1,250,000 in the form of a working capital loan from its Sponsor.

The Company believes that the proceeds raised in the IPO, the funds received from the Initial and Second Extensions, and the funds potentially available from loans from the sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs to complete the Business Combination with Unifund is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

We currently have (without given effect to any further extensions pursuant to a stockholder vote) 21 months from the closing of the IPO, or August 28, 2023 to consummate the initial business combination. It is uncertain whether the Company will be able to consummate the proposed business combination by this date. If a business combination is not consummated by this date, then, unless that time is further extended (pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Contractual Obligations and Commitments

Conditional Guarantees

In connection with the Initial Extension and the Second Extension, the Company entered into a Conditional Guaranty Agreement in favor of the Noteholder in respect of each Note. Pursuant to each Conditional Guaranty Agreement, the Company has agreed, subject to the Company’s consummation of an Initial Business Combination prior to the Termination Date (as defined in our amended and restated certificate of incorporation), to guarantee the payment by the Sponsor to the Noteholder when due of all principal and accrued interest owed to the Noteholder under the respective Note. The Company’s obligations under each Conditional Guaranty Agreement will terminate upon the earliest to occur of (i) the payment in full or discharge and termination of the Note, (ii) the failure to consummate an initial business combination prior to the Termination Date or (iii) immediately prior to the voluntary or involuntary liquidation, dissolution or winding up of the Company. The Noteholder has waived any right, title, interest and claim of any kind as it relates to the Trust Account.

The Company accounts for the Conditional Guarantees in accordance with the guidance in ASC 460, “Guarantees” (“ASC 460”) as the Conditional Guarantees contingently require the Company to make payments to a guaranteed party. As required by ASC 460, at the inception, the Company assessed the need to recognize a liability for the contingent component of the guarantee (the obligation to make future payments upon the occurrence of certain events) in accordance with the guidance in ASC 450, “Contingencies” (“ASC 450”). Under ASC 450, a Company is required to record a liability if it is probable that the Company would have to make a payment under the guarantee, and the payment can be reasonably estimated. See Note 4 for further detail as it relates to the Conditional Guarantees.

As of June 30, 2023, the Company deemed that the payment of the Notes on behalf of the Sponsor was probable and recorded a liability of $3,567,205, including $3,450,000 of principal and $117,205 of accrued interest related to the Notes.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement entered into prior to the closing of the IPO. The holders of these securities may at any time, and from time to time, request in writing that the Company register the resale of any or all of these securities on Form S-3 or any similar short form registration statement that may be available at such time; provided, however, that the Company shall not be obligated to effect such request through an underwritten offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Working Capital Loan –Promissory Note

See “—Liquidity, Capital Resources and Going Concern,” above for a description of the Promissory Note issued by the Company in connection with amounts received in the form of working capital loans during the three months ended June 30, 2023. The Company recorded the interest expense of $75,000 on the Promissory Note for the three and six month periods ended June 30, 2023.

Administrative Services Agreement

We have entered into an Administrative Services Agreement pursuant to which the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, we will cease paying these monthly fees.

For the for the three month and six month periods ended June 30, 2023 and 2022, the Company expensed $30,000 and $60,000, respectively, for the services provided through the Administrative Services Agreement. As of June 30, 2023, the balance due under the agreement was $30,000 and was included in Due to related party. As of December 31 2022, the Company had no amounts due to the Sponsor related to the Administrative Services Agreement.

Critical Accounting Policies and Estimates

The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to the Company’s estimates and assumptions during the six-months ended June 30, 2023 other than as described in “Guarantee” below. Reference should be made to the financial statements and related notes included in the 2022 Form 10-K for a full description of other significant accounting policies.

Guarantee

The Company accounts for the Conditional Guarantees in accordance with the guidance in ASC 460, “Guarantees” (“ASC 460”) as the Conditional Guarantees contingently require the Company to make payments to a guaranteed party. As required by ASC 460, at the inception, the Company assessed the need to recognize a liability for the contingent component of the guarantee (the obligation to make future payments upon the occurrence of certain events) in accordance with the guidance in ASC 450, “Contingencies” (“ASC 450”). Under ASC 450, a Company is required to record a liability if it is probable that the Company would have to make a payment under the guarantee, and the payment can be reasonably estimated. See Note 4 for further detail as it relates to the Conditional Guarantees.

As of June 30, 2023, the Company deemed that the payment of the Promissory Notes on behalf of the Sponsor was probable and recorded a liability of $3,567,205, including $3,450,000 of principal and $117,205 of accrued interest related to the Promissory Notes.

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

In connection with this Quarterly Report on Form 10-Q, our management, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, and as a result of the material weakness described below, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness in Internal Controls Over Financial Reporting

In connection with the preparation of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, a material error was identified in the calculation of the deferred underwriting commission as of June 30, 2023 as result of not accounting for a contractual arrangement under which the underwriters agreed with the Company to waive any entitlement to their portion of the deferred underwriting fee. As a result of this error, management concluded that a material weakness exists in our internal control over financial reporting related to the identification of material contractual arrangements impacting the Company’s financial statements. This error was corrected prior to the issuance of the unaudited consolidated financial statements for the three and six months ended June 30, 2023 contained elsewhere in this Quarterly Report on Form 10-Q.

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

Remediation Process

To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to enhance controls and improve internal communications within the Company and its financial reporting advisors and identification of any new contractual arrangements. We can offer no assurance that these initiatives will ultimately have the intended effects.

As of June 30, 2023, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weakness, however until we are able to test the operational effectiveness of the controls, the material weakness will not be remediated.

Changes in Internal Control Over Financial Reporting

Other than changes that have resulted from the material weakness remediation activities noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk disclosed under Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K, which information is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our business. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K. We may disclose additional changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For a discussion of risks factors related to proposed Unifund Business Combination, see the Registration Statement (File No. 333-273362) filed by the Company and the NewPubco with the SEC on July 21, 2023. For a discussion of risks factors related to the Extension, see the Company’s definitive proxy statement relating to the Special Meeting, filed with the SEC on August 11, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity

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

There were no unregistered sales of our equity securities during the three months ended June 30, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1†	Business Combination Agreement, dated as of May 19, 2023, by and among the Company, Unifund Financial Technologies, Inc., Unifund Holdings, LLC and USV, LLC					*

3.1	Amended and Restated Certificate of Incorporation	8-K	001-41100	3.1	11/29/21

3.2	Amended and Restated Bylaws	8-K	001-41100	3.2	11/29/21

10.1	Letter Agreement, dated July 5, 2023, between the Company and Rebecca Macieira-Kaufmann					*

10.2	Indemnity Agreement, dated July 5, 2023, between the Company and Rebecca Macieira-Kaufmann					*

10.3	Second Extension Warrants Purchase Agreement, dated May 26, 2023, between the Company and Everest Consolidator Sponsor, LLC	8-K	001-41100	10.2	5/30/23

10.4	Second Conditional Guaranty Agreement, dated May 26, 2023, by the Company in favor of Everest Consolidator Sponsor, LLC — Warrant Series	8-K	001-41100	10.2	5/30/23

10.5

Company Equityholder Voting and Support Agreement, dated May 19, 2023, by and among the Company, David Rosenberg, Credit Card Receivables Fund Incorporated, The TER Trust, Unifund Financial Technologies, Inc., Unifund Holdings, LLC, USV, LLC and ZB Limited Partnership

						*

10.6

Sponsor Support Agreement, dated May 19, 2023 by the Company, Unifund Financial Technologies, Inc., Everest Consolidator Sponsor, LLC, Unifund Holdings, LLC, Credit Card Receivables Fund Incorporated and USV, LLC.

						*

10.7

Contribution and Exchange Agreement, dated May 19, 2023, by and among the Company, Unifund Financial Technologies, Inc., David Rosenberg, ZB Limited Partnership and The TER Trust, Merger Unifund Merger Sub Inc. and Credit Card Receivables Fund Incorporated

						*

10.8	Form of Registration Rights and Lock-Up Agreement by and among Unifund Financial Technologies, Inc., Unifund Holdings, LLC, Credit Card Receivables Fund Incorporated, USV, LLC and Payce, LLC.					*

10.9	Promissory Note, dated May 7, 2023, issued by Everest Consolidator Acquisition Corporation to Everest Consolidator Sponsor, LLC	8-K	001-41100	10.1	7/14/23

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*	Filed herewith.
**

This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

†	Schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

Date: August 14, 2023	By:	/s/ Adam Dooley
Adam Dooley
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)