Form 10-Q
period 2023-09-30
Everest Consolidator Acquisition Corp
filed 2023-12-19
CIK 1863719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of December 1, 2023, there were 13,424,131 shares of the registrant’s Class A common stock and 4,312,500 shares of the registrant’s Class B common stock issued and outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including the consummation of the proposed Unifund Business Combination (defined below) and related matters. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:

●	our ability to complete an initial business combination;
●	our being a company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses in our industry or otherwise;
●	our ability to access additional sources of working capital and to continue as a going concern;
●	risks related to the material weaknesses identified in our internal control over financial reporting;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our ability to obtain a fairness opinion with respect to a target business, without which you may be relying solely on the judgment of our board of directors in approving a proposed business combination;
●	our issuance of additional shares of capital stock or debt securities to complete a business combination, thereby reducing the equity interest of our stockholders and likely causing a change in control of our ownership;
●	our ability to assess the management of a prospective target business;
●	our ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our ability to consummate an initial business combination due to the status of the debt and equity markets, and changes in laws or regulations, including changes imposing additional requirements on business combination transactions involving SPACs and private operating companies and the application of the 1% U.S. federal excise tax under the Inflation Reduction Act;

●	the risk of cyber incidents or attacks directed at us resulting in information theft, data corruption, operational disruption and/or financial loss;
●	the liquidity and trading market for our public securities;
●	our ability to maintain compliance with the continued listing standards of the Nasdaq Stock Market LLC;
●	the lack of a market for our securities;
●	our status as an emerging growth company and a smaller reporting company within the meaning of the Securities Act;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	the potential tax consequences of investing in our securities; or
●	our financial performance.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and other risks and uncertainties discussed herein in Part II, Item 1A, “Risk Factors,” and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “2022 Form 10-K”), and the preliminary prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-273362) originally filed by the Company and the New PubCo (as defined herein) with the SEC on July 21, 2023, as amended on September 5, 2023, October 4, 2023 and October 20, 2023 and as further amended from time to time, relation to the proposed Unifund Business Combination (the “Registration Statement”), and in our other filings with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$322,367	$236,151
Prepaid expenses	50,861	307,726
Total current assets	373,228	543,877
Marketable securities held in trust account	145,772,470	178,111,451
Total assets	$146,145,698	$178,655,328

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,855,259	$26,795
Accrued expenses	5,894,963	928,106
Loan payable - related party	1,870,000	—
Excise tax liability	410,576	—
Due to related party	60,000	—
Conditional guarantee liability	3,706,339	—
Income taxes payable	1,226,062	344,217
Total current liabilities	16,023,199	1,299,118
Deferred underwriting commissions	—	6,037,500
Total liabilities	16,023,199	7,336,618

Commitments and Contingencies (Note 5)

Class A Common stock subject to possible redemption, $0.0001 par value, 13,424,131 and 17,250,000 shares at $10.84 and $10.30 redemption value as of September 30, 2023 and December 31, 2022, respectively	145,474,168	177,667,994

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 13,424,131 and 17,250,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022	431	431
Additional paid-in capital	—	—
Accumulated deficit	(15,352,100)	(6,349,715)
Total Stockholders' deficit	(15,351,669)	(6,349,284)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$146,145,698	$178,655,328

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$3,187,663	$379,100	$10,400,770	$1,301,314
Loss from operations	(3,187,663)	(379,100)	(10,400,770)	(1,301,314)
Other income (expense):
Investment income held in Trust Account	2,225,997	601,740	6,294,454	851,687
Interest expense	(37,200)	—	(112,200)	—
Conditional guarantee expense	(139,134)	—	(3,706,339)	—
(Loss) income before income taxes	(1,138,000)	222,640	(7,924,855)	(449,627)

Income tax provision	(456,960)	—	(1,290,625)	(109,576)

Net (loss) income	$(1,594,960)	$222,640	$(9,215,480)	$(559,203)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	15,669,750	17,250,000	16,717,461	17,250,000

Basic and diluted net (loss) income per share, Class A subject to possible redemption	$(0.08)	$0.01	$(0.44)	$(0.03)

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	4,312,500	4,312,500	4,312,500	4,312,500

Basic and diluted net (loss) income per share, Class B non-redeemable common stock	$(0.08)	$0.01	$(0.44)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	17,250,000	$177,667,994	4,312,500	$431	$—	$(6,349,715)	$(6,349,284)
Proceeds from sale of private Placement warrants	—	—	—	—	1,725,000	—	1,725,000
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	3,200,188	—	—	(1,725,000)	(1,475,188)	(3,200,188)
Net loss	—	—	—	—	—	(857,507)	(857,507)
Balance - March 31, 2023 (unaudited)	17,250,000	180,868,182	4,312,500	431	—	(8,682,410)	(8,681,979)
Proceeds from sale of private Placement warrants	—	—	—	—	1,725,000	—	1,725,000
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	3,384,604	—	—	(1,725,000)	(1,659,604)	(3,384,604)
Deferred underwriting fees waiver	—	—	—	—	—	6,037,500	6,037,500
Net loss	—	—	—	—	—	(6,763,013)	(6,763,013)
Balance - June 30, 2023 (unaudited)	17,250,000	184,252,786	4,312,500	431	—	(11,067,527)	(11,067,096)
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	2,279,037	—	—	—	(2,279,037)	(2,279,037)
Redemptions of Class A Common stock	(3,825,869)	(41,057,655)	—	—	—	—	—
Excise tax	—	—	—	—	—	(410,576)	(410,576)
Net loss	—	—	—	—	—	(1,594,960)	(1,594,960)
Balance - September 30, 2023 (unaudited)	13,424,131	$145,474,168	4,312,500	$431	$—	$(15,352,100)	$(15,351,669)

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	17,250,000	$175,950,000	4,312,500	$431	$—	$(4,790,107)	$(4,789,676)
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	17,931	—	—	—	(17,931)	(17,931)
Net loss	—	—	—	—	—	(394,797)	(394,797)
Balance - March 31, 2022 (unaudited)	17,250,000	175,967,931	4,312,500	431	—	(5,202,835)	(5,202,404)
Net loss	—	—	—	—	—	(387,046)	(387,046)
Balance - June 30, 2022 (unaudited)	17,250,000	175,967,931	4,312,500	431	—	(5,589,881)	(5,589,450)
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	408,584	—	—	—	(408,584)	(408,584)
Net income	—	—	—	—	—	222,640	222,640
Balance - September 30, 2022 (unaudited)	17,250,000	$176,376,515	4,312,500	$431	$—	$(5,775,825)	$(5,775,394)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended	For the nine months ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net loss	$(9,215,480)	$(559,203)
Adjustments to reconcile net loss to net cash used in operating activities
Investment income held in Trust account	(6,294,454)	(851,687)
Conditional guarantee expense	3,706,339	—
Changes in operating assets and liabilities
Prepaid expenses	256,864	210,612
Due to related party	60,000	11,711
Accounts payable	2,828,464	32,522
Accrued expenses	4,966,857	230,357
Income taxes payable	881,845	109,576
Net cash used in operating activities	(2,809,565)	(816,112)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(4,121,220)	—
Redemption of investments	42,754,656	—
Net cash provided by investing activities	38,633,436	—

Cash Flows from Financing Activities:
Proceeds from issuance of private placement warrants to Sponsor	3,450,000	—
Proceeds from promissory note - related party	1,870,000	—
Redemption of Class A shares subject to possible redemption	(41,057,655)	—
Payment of offering costs	—	(166,203)
Net cash used in financing activities	(35,737,655)	(166,203)

Net change in cash	86,216	(982,315)

Cash - beginning of the period	236,151	1,454,762
Cash - end of the period	$322,367	$472,447

Supplemental disclosure of income taxes paid:
Income taxes paid	$520,000	$—

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares subject to possible redemption	$8,863,829	$—
Deferred underwriting fees waiver	$6,037,500	$—
Excise tax liability	$410,576	$—

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 8, 2021 (inception) through September 30, 2023 relates to the Company’s formation, activities necessary to prepare for its Initial Public Offering (the “IPO”), and the search for a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO.

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

At the IPO date, a total of $175,950,000 of the net proceeds from the IPO and the Private Placement, which included the $6,037,500 deferred underwriting commission, were placed in a U.S.-based trust account at Bank of America maintained by Equiniti Trust, LLC (f/k/a American Stock Transfer & Trust Company, LLC), acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the IPO and the Private Placement held in the trust account will not be released until the earliest of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A common stock shares, $0.0001 par value, included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within up to 27 month period (the “Combination Period”) from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A common stock shares included in the Units sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within the Combination Period from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. See the below sections titled “Extensions of the Period to Complete the Initial Business Combination” and “Amendment to Articles of

Incorporation and Additional Extension of Period to Complete the Initial Business Combination” for additional information related to the Combination Period.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less income and franchise taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under applicable stock exchange rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less income and franchise taxes payable. As a result, such Class A common stock shares were recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

Pursuant to the Company’s amended and restated certificate of incorporation if the Company is unable to complete the Initial Business Combination within the Combination Period from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent director nominees will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Combination Period of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A common stock shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

In order to finance the Initial Extension and the Second Extension, the Sponsor entered into promissory notes in the aggregate amount of $3,450,000 ($1,725,000 for each extension) at an interest rate of 16% per annum (each, an “Extension Note” and together, the “Extension Notes”) with Everest Consolidator – A Series of Master Fund I LLC (the “Noteholder”), a third-party investor.

Conditional Guarantees

In connection with the Initial Extension and the Second Extension, the Company also entered into a Conditional Guaranty Agreement in favor of the Noteholder in respect of each Extension Note. Pursuant to each Conditional Guaranty Agreement, the Company has agreed, subject to the Company’s consummation of an Initial Business Combination prior to the Termination Date (as defined in our amended and restated certificate of incorporation), to guarantee the payment by the Sponsor to the Noteholder when due of all principal and accrued interest owed to the Noteholder under the Extension Notes. The Company’s obligations under each Conditional Guaranty Agreement will terminate upon the earliest to occur of (i) the payment in full or discharge and termination of the applicable Extension Note, (ii) the failure to consummate an initial business combination prior to the Termination Date or (iii) immediately prior to the voluntary or involuntary liquidation, dissolution or winding up of the Company. Amendment to Articles of Incorporation and Additional Monthly Extensions of Period to Complete the Initial Business Combination

On August 24, 2023, we convened a special meeting of stockholders (the “Special Meeting”) at which our stockholders approved, among other items, (i) a proposal to amend our amended and restated certificate of incorporation to provide our board of directors with the right to extend (the “Monthly Extensions”) the date by which we have to consummate a business combination (the “Combination Period”) up to an additional six (6) times for one (1) month each time, from August 28, 2023 to February 28, 2024 (as extended, the “Extended Date”) (the “Extension Amendment Proposal”); (ii) a proposal to approve the adoption of an amendment (the “Trust Amendment”) to the Trust Agreement to allow us to extend the Combination Period up to an additional six (6) times for one (1) month each time from August 28, 2023 to February 28, 2024, the Extended Date, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $280,000 and (b) $0.035 per public share then outstanding (the “Trust Amendment Proposal”); and (iii) a proposal to amend our amended and restated certificate of incorporation to eliminate the limitation that the Company shall not redeem public shares to the extent that such redemption would cause our net tangible assets to be less than $5,000,001 (the “Redemption Limitation”) to allow us to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal” and together with Extension Amendment Proposal and the Trust Amendment Proposal, the “Charter Amendment Proposals”).

In connection with the Charter Amendment Proposals, holders of our public shares were given the opportunity to redeem their public shares for a pro rata share of the funds on deposit in the Trust Account as of two business days prior to such approval, including any interest earned on the trust account deposits (net of taxes payable), divided by the number of then outstanding public shares. A total of 63 stockholders elected to redeem an aggregate of 3,825,869 shares of Class A Common Stock at a per share redemption price of $10.73, totaling $41,057,655. Following the Special Meeting and associated redemptions, we had approximately $144.9 million remaining in the Trust Account.

On August 28, 2023, the Company extended the period it has to consummate an initial business combination by a period of one month, or until September 28, 2023 (the “First Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $280,000 into the Company’s Trust Account.

On September 28, 2023, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until October 28, 2023 (the “Second Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $280,000 into the Company’s Trust Account.

On October 23, 2023, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until November 28, 2023 (the “Third Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $280,000 into the Company’s Trust Account.

On November 28 2023, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until December 28, 2023 (the “Fourth Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $280,000 into the Company’s Trust Account.

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

Termination

The Business Combination Agreement may be terminated by SPAC or the Target Companies at any time prior to the consummation of the Business Combination under certain circumstances, including, among others, (i) by written consent of SPAC and the Target Companies, (ii) by SPAC or the Target Companies if SPAC has not obtained the required approval of its stockholders, (iii) by SPAC if the Target Companies have not obtained the required approval of the applicable Target Company Equityholders by a certain specified approval deadline, (iv) by the Target Companies if the termination date of SPAC as set forth in SPAC’s governing documents shall not have been extended by Sponsor in accordance with such governing documents prior to May 28, 2023, August 28, 2023, or any other applicable extension prior to December 31, 2023, and (v) prior to the receipt by SPAC of the requisite approval of its stockholders, by the Target Companies at any time in their sole and absolute discretion.

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

Risks and Uncertainties

Results of operations and the Company’s ability to complete an Initial Business Combination with Unifund or another target company may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine and the Israel-Hamas war, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine and Israel and Hamas, the U.S. and other countries have imposed sanctions or other restrictive actions which could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

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

Because any redemptions of our stock in connection with a business combination, extension vote or otherwise will occur after December 31, 2022 such redemptions, including the redemptions that took place on August 24, 2023 in connection with the Special Meeting, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with any such redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases we consummate in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs (including redemptions in connection with the Special Meeting), (iii) the nature and amount of any equity issuances, in connection with a business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) legal uncertainties regarding how the excise tax applies to transactions like the Business Combination (and, if applicable, a complete liquidation and dissolution of the Company) and the content of final and proposed regulations and further guidance from the Treasury. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination. The proceeds placed in the trust account and the interest earned thereon will not be used to pay for the excise tax that may be levied on the Company in connection with such redemptions. The Company further confirms that it will not utilize any funds from the trust account to pay any such excise tax.

On August 24, 2023, the Company’s stockholders redeemed 3,825,869 Series Class A shares for a total of $41,057,655. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The

Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and determined that a contingent liability should be calculated and recorded. As of September 30, 2023, the Company recorded $410,576 of excise tax liability calculated as 1% of shares redeemed.

Liquidity and Going Concern

As of September 30, 2023, the Company held $322,367 outside of the Trust Account (reserved for tax payments) and had a working capital deficit of $14,273,909, which excludes current liabilities associated with franchise and income taxes, which is not sufficient to allow the Company to operate for at least the next 12 months from the issuance of these condensed financial statements, assuming that the proposed Business Combination with Unifund or another target company is not consummated during that time. Giving effect to the Monthly Extensions pursuant to the Charter Amendment Proposals discussed above, the Company has until December 28, 2023 to complete an initial business combination. If an initial business combination is not consummated by December 28, 2023, absent any further extension, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company believes that the proceeds raised in the initial public offering, and the funds potentially available from loans from the sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs to complete the Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

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

Franchise and Income Tax Withdrawal

In August 2023, the Company withdrew $1,075,252 of interest and dividend income earned in the Trust Account for payment of the Company’s franchise and income tax liabilities. As of September 30, 2023, none of the $1,075,252 had been remitted to satisfy franchise and income tax liabilities. Through September 30, 2023, the Company mistakenly used $752,885 of these funds for the payment of general operating expenses. As of September 30, 2023, these funds (totaling $752,885) remain payable for franchise and income tax purposes. In consultation with counsel, management determined that this use of funds was not in accordance with the Trust Agreement and in order to remedy it, management will use funds of the Company not associated with the trust to pay the income tax liabilities. Those tax liabilities remain accrued as of September 30, 2023.

Note 2—Summary of Significant Accounting Policies

During the nine-month period ended September 30, 2023, there were no changes to the significant accounting policies in relation to what was described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) other than what is described under “Guarantee” below.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed financial position as of September 30, 2023 and its results of operations for the three-month and nine-month periods ended September 30, 2023 and 2022, and changes in stockholders’ deficit and cash flows for the periods presented. The results disclosed in the statement of operations for the three-months and nine-months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 filed with the Securities and Exchange Commission.

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

Marketable securities held in the Trust Account

As of September 30, 2023 and December 31, 2022, the Company’s portfolio of investments held in the Trust Account are comprised solely of securities held in a mutual fund that invests in U.S. Treasury securities with a maturity of 180 days or less. These securities are presented on the Condensed Balance Sheets at their fair value at the end of each reporting period. Earnings on these securities are included in investment income in the accompanying Condensed Statements of Operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

During the three and nine months ended September 30, 2023, the Company withdrew $1,075,252 and $1,697,001, respectively, of dividend and interest income from the Trust Account for payment of franchise and income tax obligations (see Note 4).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet as of September 30, 2023 are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Redemptions of Class A common stock	(41,057,655)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	10,581,823
Class A common stock subject to possible redemption	$145,474,168

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of September 30, 2023 and December 31, 2022, the Company only held Level 1 financial instruments, which are the Company’s Marketable securities held in Trust Account.

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

Business Combination Costs

Costs incurred in relation to a potential Business Combination may include legal, accounting, and other expenses. Any such costs are expensed as incurred. The Company incurred approximately $2.4 and $8.4 million of Business Combination costs (including all costs incurred by Unifund in connection with the Business Combination Agreement in accordance with its terms), for the three- and nine-months ended September 30, 2023, respectively.

Net (Loss) Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of shares outstanding for the period. The Company’s Condensed Statements of Operations include a presentation of (loss) income per ordinary share subject to redemption in a manner similar to the two-class method of (loss) income per share. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company’s Public Warrants and Private Placement Warrants (see Note 6) could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted (loss) income per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented. A reconciliation of net (loss) income per ordinary share is as follows:

For the three months ended
September 30, 2023
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(1,250,741)
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Common Stock	15,669,750
Basic and diluted net loss per share, Redeemable Class A Common Stock	$(0.08)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(344,219)
Denominator: Weighted Average Shares Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B Common Stock	$(0.08)

For the nine months ended
September 30, 2023
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(7,325,712)
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Common Stock	16,717,461
Basic and diluted net loss per share, Redeemable Class A Common Stock	$(0.44)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(1,889,768)
Denominator: Weighted Average Shares Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B Common Stock	$(0.44)

For the three months ended
September 30, 2022
Redeemable Class A Common Stock
Numerator: Net income allocable to Redeemable Class A Common Stock	$178,112
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net income per share, Redeemable Class A Common Stock	$0.01
Non-Redeemable Class B Common Stock
Numerator: Net income allocable to non-redeemable Class B Common Stock	$44,528
Denominator: Weighted Average Shares Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net income per share, Non-Redeemable Class B Common Stock	$0.01

For the nine months ended
September 30, 2022
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(447,362)
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net loss per share, Redeemable Class A Common Stock	$(0.03)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(111,841)
Denominator: Weighted Average Shares Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B Common Stock	$(0.03)

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

Guarantee

The Company accounts for the Conditional Guarantees in accordance with the guidance in ASC 460, Guarantees (“ASC 460”) as the Conditional Guarantees contingently require the Company to make payments to a guaranteed party. As required by ASC 460, at the inception, the Company assessed the need to recognize a liability for the contingent component of the guarantee (the obligation to make future payments upon the occurrence of certain events) in accordance with the guidance in ASC 450, Contingencies (“ASC 450”). Under ASC 450, a Company is required to record a liability if it is probable that the Company would have to make a payment under the guarantee, and the payment can be reasonably estimated. See Note 4 for further detail as it relates to the Conditional Guarantees.

As of September 30, 2023, the Company deemed that the payment of the Extension Notes on behalf of the Sponsor was probable and recorded a liability of $3,706,339, including $3,450,000 of principal and $256,339 of accrued interest related to the Extension Notes through September 30, 2023.

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

Class B Founder Shares

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

On September 24, 2021, the Company repurchased 1,437,500 shares of Class B common stock from the Sponsor for $6,250. The underwriters exercised their overallotment option in full simultaneously in connection with the IPO, resulting in none of the Class B Common Stock then outstanding being subject to forfeiture.

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

As of September 30, 2023 and December 31, 2022, there were 4,312,500 shares of Class B common stock were issued and outstanding.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company completed a sale of 6,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placements”), to the Sponsor and Directors, generating gross proceeds to the Company of $9,500,000. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Initial Business Combination is not completed within the Combination Period from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

In connection with the Initial and Second Extension the Company issued an additional 2,300,000 Private Placement Warrants in aggregate, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the Company's IPO.

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

In connection with the Initial Extension and the Second Extension, the Company also entered into a Conditional Guaranty Agreement in favor of the Noteholder in respect of each Extension Note. Pursuant to each Conditional Guaranty Agreement, the Company has agreed, subject to the Company’s consummation of an Initial Business Combination prior to the Termination Date, to guarantee the payment by the Sponsor to the Noteholder when due of all principal and accrued interest owed to the Noteholder under the respective Extension Note. The Company’s obligations under each Conditional Guaranty Agreement will terminate upon the earliest to occur of (i) the payment in full or discharge and termination of the applicable  Extension Note, (ii) the failure to consummate an initial business combination prior to the Termination Date or (iii) immediately prior to the voluntary or involuntary liquidation, dissolution or winding up of the Company.

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

For the for the three and nine month periods ended September 30, 2023 and 2022, the Company expensed $30,000 and $90,000, respectively, for the services provided through the Administrative Services Agreement. As of September 30, 2023, the balance due under the agreement was $60,000 and was included in Due to related party. As of December 31 2022, the Company had no amounts due to the Sponsor related to the Administrative Services Agreement.

Related Party Loans

On May 24, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Loan”). This loan was non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the Initial Public Offering (the “Maturity Date”). There were no amounts outstanding related to the Loan as of September 30, 2023 as the Loan had been fully paid at the IPO.

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

On December 7, 2023, the Company amended and restated the Promissory Note (the “Amended Promissory Note”) to, among other things (i) increase the principal amount that may be drawn upon by the Company to up to $3,500,000, (ii) amend the rate at which interest accrues on outstanding principal amounts to (a) 6.0% for any principal amount drawn down up to $1,500,00 and (b) 18.0% for any principal amount drawn down greater than $1,500,000, and (iii) amend the maturity date to the earlier of (a) the closing of the Business Combination or (b) February 28, 2024. Through September 30, 2023, the Company received an aggregate of $1,870,000 in proceeds from the Sponsor under the Amended Promissory Note. The Company recorded the interest expense of $37,200 and $112,200 on the Amended Promissory Note for the three and nine month periods ended September 30, 2023, respectively.

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

On May 8, 2023, the Company received a letter providing notice from the representative of the underwriters, waiving any entitlement to their portion of the $6,037,500 deferred underwriting fee that accrued from their participation as the underwriters of the IPO as they have not been involved in the Business Combination process. This deferred underwriting discount, which previously increased the accumulated deficit due to the accretion of the Class A Common stock subject to possible redemption, was recorded as a recovery in the accumulated deficit during the nine- months ended September 30, 2023.

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

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. In August 2023, in connection with the Special Meeting as disclosed in Note 1 above, stockholders holding 3,825,869 shares of Class A common stock exercised their right to redeem such shares for $41,057,655, representing the pro rata portion of the funds in the Company's Trust Account as of the date of the Special Meeting. As of September 30, 2023 and December 31, 2022, there were 13,424,131 and 17,250,000 shares of Class A common stock issued and outstanding subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, 4,312,500 shares of Class B common stock were issued and outstanding.

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

Note 8—Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s ETR was (40.15%) and 0% for the three months ended September 30, 2023 and 2022, respectively. The Company’s ETR was (16.3%) and (24.4%) for the nine months ended September 30, 2023 and 2022, respectively. The difference between the effective tax rate of (40.15%) and (16.3%) for the three- and nine-months ended September 30, 2023, respectively, and the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2023 was primarily due to permanent differences resulting from transaction costs associated with the Company’s proposed business combination (Note 1) and the change in the valuation allowance. The difference between the effective tax rate of 0% and (24%) for the three- and nine-months ended September 30, 2022, respectively, and the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2022 was primarily due to the utilization of net operating losses, and the change in the valuation allowance.

As of September 30, 2023, and December 31, 2022, the Company has no uncertain tax positions related to federal and state income taxes. The 2022 and 2021 federal tax returns for the Company remain open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the condensed financial statements as tax expense.

Note 9—Subsequent Events

The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements other than below:

From October 1, 2023 to November 28, 2023, the Company drew $662,500 of funds from its Amended Promissory Note in order to fund the below mentioned extensions, and working capital needs.

On October 23, 2023, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until November 28, 2023 in connection with which Company’s Sponsor deposited $280,000 into the Company’s Trust Account.

On November 21, 2023, Company received a notice (the “Notice”) from the NYSE indicating that the Company is not in compliance with the NYSE’s continued listing requirements under the timely filing criteria set forth in Section 802.01E of the NYSE Listed Company Manual (the “Listing Rule”) since the Company did not file its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on or before November 20, 2023, the extended period provided for the filing under Rule 12b-25(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Notice has no immediate effect on the listing of the Company’s securities on the NYSE. The NYSE informed the Company that, under the NYSE's rules, the Company has six months from the original due date of the Form 10-Q, or until May 20, 2024, to file the Form 10-Q and regain compliance with the Listing Rule. The NYSE further noted that, if the Company fails to file the Form 10-Q, and any subsequent filings, within the six-month period, the NYSE may grant, in its sole discretion, an extension of up to six additional months for the Company to regain compliance, depending on the specific circumstances. The NYSE Notice also noted that the NYSE may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant.

On November 28, 2023, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until December 28, 2023 in connection with which Company’s Sponsor deposited $280,000 into the Company’s Trust Account.

On December 7, 2023, the Company amended and restated the Promissory Note to, among other things (i) increase the principal amount that may be drawn upon by the Company to up to $3,500,000, (ii) amend the rate at which interest accrues on outstanding principal amounts to (a) 6.0% for any principal amount drawn down up to $1,500,00 and (b) 18.0% for any principal amount drawn down greater than $1,500,000, and (iii) amend the maturity date to the earlier of (a) the closing of the Business Combination or (b) February 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements for the period ended September 30, 2023, and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023 (the “2022 Form 10-K”). This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K, under Part II, Item IA. "Risk Factors,” and under the heading “Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

First and Second Extensions of the Period to Complete the Initial Business Combination

On February 28, 2023, in accordance with our amended and restated certificate of incorporation and the terms of the trust agreement entered into between us and Equiniti Trust, LLC (f/k/a American Stock Transfer & Trust Company, LLC), dated as of November 23, 2021 (the “Trust Agreement”), we initially extended the period of time in which we must consummate an initial business combination by a period of three months, from February 28, 2023 to  May 28, 2023 (the “Initial Extension”). In connection with the Initial Extension, our Sponsor deposited an aggregate of $1,725,000 into the Trust Account, representing $0.10 per public share, in exchange for the our issuance of to the Sponsor of 1,150,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of our initial public offering (“IPO”). The Initial Extension was the first of two three-month extensions permitted under our governing documents.

On May 26, 2023, we further extended the period we had to consummate an initial business combination by a period of three months, or until August 28, 2023 (the “Second Extension”). In connection with the Second Extension, the Sponsor deposited an aggregate of $1,725,000 into the Trust Account, representing $0.10 per public share, in exchange for our issuance of to the Sponsor of 1,150,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the IPO. The Second Extension was the second of two three-month extensions permitted under our governing documents. The Company’s stockholders were not entitled to vote on or redeem their shares in connection with the Initial Extension or the Second Extension.

In connection with the Sponsor’s financing of the Initial Extension and the Second Extension, the Sponsor entered into two promissory notes in the aggregate amount of $3,450,000 ($1,725,000 for each extension) at an interest rate of 16% per annum (each, an “Extension Note” and together, the “Extension Notes”) with Everest Consolidator – A Series of Master Fund I LLC (the “Noteholder”), a third-party investor. In connection with the Sponsor’s issuance of the Extension Notes, the Company entered into a Conditional Guaranty Agreements in favor of the Noteholder in respect of each Notes. See “—Contractual Obligations and Commitments,” below.

Proposed Business Combination

On May 19, 2023, the Company entered into a business combination agreement with Unifund Financial Technologies, Inc., a Delaware corporation (“New PubCo” or “Unifund”), Unifund Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of New PubCo (“Merger Sub”), Unifund Holdings, LLC, a Delaware limited liability company (“Holdings”), Credit Card Receivables Fund Incorporated, an Ohio corporation (“CCRF”), USV, LLC, an Ohio limited liability company (“USV” and together with Holdings and CCRF, the “Target Companies”), and, solely for limited purposes set forth therein, the Sponsor (the “Business Combination Agreement” and the proposed business combination contemplated thereby, the “Unifund Business Combination”). The Target Company group specializes in the acquisition and servicing of consumer debt receivables and offers consumer data analytics and tailored recovery solutions for major banks, financial institutions and other creditors across the United States. The Business Combination Agreement has been approved by the boards of directors or board of managers, as applicable, of each of the Company, the Target Companies and New PubCo. In connection with the Unifund Business Combination, certain related agreements have been, or will be entered into on or prior to the closing of the Unifund Business Combination, including the New PubCo Registration Rights and Lock-

up Agreement, the Sponsor Support Agreement and the Holder Support Agreement (each as defined and described in the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023).

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

For a description of the terms of the Business Combination Agreement and related agreements, refer to Note 1. Description of Organization and Business Operations to the unaudited financial statements contained elsewhere in this Quarter Report on Form 10-Q, to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023, and to the prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-273362) initially filed with the SEC on July 21, 2023 by the Company and the NewPubco in relation to the proposed Unifund Business Combination (such registration statement, as amended or supplemented, the “ Registration Statement”).

This Quarterly Report does not give effect to the proposed Unifund Business Combination and does not contain the risks associated with the proposed Unifund Business Combination. Such risks and effects relating to the proposed Unifund Business Combination are included in the Registration Statement.

Recent Developments

Special Meeting of Stockholders

On August 24, 2023, we convened a special meeting of stockholders (the “Special Meeting”) at which our stockholders approved, among other items, (i) a proposal to amend our amended and restated certificate of incorporation to provide our board of directors with the right to extend (the “Monthly Extensions”) the date by which we have to consummate a business combination (the “Combination Period”) up to an additional six (6) times for one (1) month each time, from August 28, 2023 to February 28, 2024 (as extended, the “Extended Date”) (the “Extension Amendment Proposal”); (ii) a proposal to approve the adoption of an amendment (the “Trust Amendment”) to the Trust Agreement to allow us to extend the Combination Period up to an additional six (6) times for one (1) month each time from August 28, 2023 to February 28, 2024, the Extended Date, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $280,000 and (b) $0.035 per public share then outstanding (the “Trust Amendment Proposal”); and (iii) a proposal to amend our amended and restated certificate of incorporation to eliminate the limitation that the Company shall not redeem public shares to the extent that such redemption would cause our net tangible assets to be less than $5,000,001 (the “Redemption Limitation”) to allow us to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal” and together with Extension Amendment Proposal and the Trust Amendment Proposal, the “Charter Amendment Proposals”).

In connection with the Charter Amendment Proposals, holders of our public shares were given the opportunity to redeem their public shares for a pro rata share of the funds on deposit in the Trust Account as of two business days prior to such approval, including any interest earned on the trust account deposits (net of taxes payable), divided by the number of then outstanding public shares. A total of 63 stockholders elected to redeem an aggregate of 3,825,869 shares of Class A Common Stock at a per share redemption price of $10.73, totaling $41,057,655. Following the Special Meeting and associated redemptions, we had approximately $144.9 million remaining in the Trust Account.

As of the date of this Quarterly Report on Form 10-Q, the Sponsor has deposited an aggregate of $1,120,000 into the Trust Account in connection with the first, second, third and fourth one-month extensions of the Combination Period pursuant to the Charter Amendment Proposals. The Combination Period currently expires on December 28, 2023. The Company may extend the Combination Period for up to two additional one-month periods to February 28, 2024.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 8, 2021 (inception) through September 30, 2023 were organizational activities, the activities necessary for our IPO, and those to complete the initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account established at the time of the IPO to hold certain proceeds from the IPO and the concurrent sale of the private placement warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as the transaction costs in relation to the proposed Unifund Business Combination.

For the three months ended September 30, 2023, we had a net loss of $1,594,960 which consists of investment income held in the trust account of $2,225,997, general and administrative expenses of $3,187,663, Conditional Guarantee expense of $139,134, interest expense of $37,200, and the provision for income taxes of $456,960. Of the $3,187,663 of general and administrative expenses, approximately $2.4 million relate to business combination costs.

For the nine months ended September 30, 2023, we had a net loss of $9,215,480, which consists of investment income held in the trust account of $6,294,454, general and administrative expenses of $10,400,770, Conditional Guarantee expense of $3,706,339, interest expense of $112,200 and the provision for income taxes of $1,290,625. Of the $10,400,770 of general and administrative expenses, approximately $8.4 million relate to business combination costs.

For the three months ended September 30, 2022, we had net income of $222,640, which consists of general and administrative expenses of $379,100, which was offset by investment income of $601,740.

For the nine months ended September 30, 2022, we had a net loss of $559,203, which consists of general and administrative expenses of $1,301,314 and income tax expense of $109,576 which were offset by investment income of $851,687.

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

On May 7, 2023, the Company issued an unsecured promissory note (the “Promissory Note”) in the principal amount of up to $1,500,000 to the Sponsor. The Promissory Note obligates the Company to repay the total amount drawn (which will be in the form of a non-convertible working capital loan), together with accrued interest at the rate of 6% on the total amount drawn (the “Interest”), provided that the total repayment amount shall not exceed $1,500,000 plus the applicable Interest. On December 7, 2023, the Company amended and restated the Promissory Note (the “Amended Promissory Note”) to, among other things (i) increase the principal amount that may be drawn upon by the Company to up to $3,500,000, (ii) amend the rate at which interest accrues on outstanding principal amounts to (a) 6.0% for any principal amount drawn down up to $1,500,00 and (b) 18.0% for any principal amount drawn down greater than $1,500,000, and (iii) amend the maturity date to the earlier of (a) the closing of the Business Combination or (b) February 28, 2024. Through September 30, 2023, the Company received an aggregate of $1,870,000 in proceeds from the Sponsor under the Amended Promissory Note.

On May 8, 2023, the Company received a letter providing notice from the representative of the underwriters in the Company’s IPO, waiving any entitlement to their portion of the $6,037,500 deferred underwriting fee that accrued from their participation as the underwriters of the IPO as they have not been involved in the Business Combination process.

For the nine months ended September 30, 2023, cash used in operating activities was $2,809,565, which is related primarily to the payments of transaction costs.

In connection with the shareholder vote to approve the Extension Amendment Proposal at the Special Meeting on August 24, 2023, the holders of 3,825,869 shares of Class A common stock exercised their right to redeem such shares at a per share redemption price of approximately $10.73, and an aggregate of $41,057,655 was withdrawn from the trust account.

As of September 30, 2023, we had cash of $322,367 held outside of the trust account (reserved for tax payments) and marketable securities held in the trust account of $145,772,470 (which includes $4,010,000 of funds deposited by the Sponsor in connection with the Initial and Second Extensions and the first and second one-month extensions pursuant to the Charter Amendment Proposals, $8,831,770 of interest income, and excludes the $41,057,655 which was withdrawn from the Trust as part of the Extension Amendment Proposal at the Special Meeting on August 24 ,2023), consisting of securities held in a mutual fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay income and franchise taxes. Through September 30, 2023, we withdrew $1,961,645 of interest earned on the trust account, inclusive of the of $1,075,252 withdrawn in August 2023, discussed below, to pay income taxes and Delaware franchise taxes.

In August 2023, the Company withdrew $1,075,252 of interest and dividend income earned in the Trust Account for payment of the Company’s estimated franchise and income tax liabilities. As of September 30, 2023 none of the $1,075,252 had been remitted to satisfy franchise and income tax liabilities. The amount withdrawn was restricted for payment of such tax liabilities under the Company’s certificate incorporation and the terms of the Trust Agreement. Through September 30, 2023, the Company mistakenly used $752,885 of these funds for the payments of general operating expenses counter to the terms of the Trust Agreement. As of September 30, 2023, these funds (totaling $752,885) remain payable for franchise and income tax purposes.

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

The $322,367 held outside of the trust account (reserved for tax payments) as of September 30, 2023, and a working capital deficit, excluding franchise and income taxes, of $14,273,909 as of September 30, 2023, will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements contained elsewhere in this Form 10-Q, assuming that a business combination is not consummated during that time.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. During the nine-month period ended September 30, 2023, the Company received an aggregate of $1,870,000 in the form of a working capital loan from its Sponsor.

The Company believes that the proceeds raised in the IPO, and the funds potentially available from loans from the Sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs to complete the proposed Business Combination with Unifund is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Giving effect to the Charter Amendment Proposals and subject to the Company making the required trust account deposits, we have until February 28, 2024 to complete an initial business combination (the “Termination Date”). It is uncertain whether the Company will be able to consummate the proposed business combination by the Termination Date. If we are unable to consummate an initial business combination by the Termination Date we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding shares of  Class A common stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

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

Contractual Obligations and Commitments

Conditional Guarantees

In connection with the Initial Extension and the Second Extension, the Company entered into a Conditional Guaranty Agreement in favor of the Noteholder in respect of each Extension Note. Pursuant to each Conditional Guaranty Agreement, the Company has agreed, subject to the Company’s consummation of an Initial Business Combination prior to the Termination Date), to guarantee the payment by the Sponsor to the Noteholder when due of all principal and accrued interest owed to the Noteholder under the respective Extension Note. The Company’s obligations under each Conditional Guaranty Agreement will terminate upon the earliest to occur of (i) the payment in full or discharge and termination of the Extension Note, (ii) the failure to consummate an initial business combination prior to the Termination Date or (iii) immediately prior to the voluntary or involuntary liquidation, dissolution or winding up of the Company. The Noteholder has waived any right, title, interest and claim of any kind as it relates to the Trust Account.

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

As of September 30, 2023, the Company deemed that the payment of the Extension Notes on behalf of the Sponsor was probable and recorded a liability of $3,706,339, including $3,450,000 of principal and $256,339 of accrued interest related to the Extension Notes.

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

Working Capital Loan –Promissory Note

See “—Liquidity, Capital Resources and Going Concern,” above for a description of the Promissory Note issued by the Company in connection with amounts received in the form of working capital loans during the three months ended September 30, 2023. The Company recorded the interest expense of $37,200 and $112,200 on the Amended Promissory Note for the three and nine month periods ended September 30, 2023, respectively.

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

For the for the three month and nine month periods ended September 30, 2023 and 2022, the Company expensed $30,000 and $90,000, respectively, for the services provided through the Administrative Services Agreement. As of September 30, 2023, the balance due under the agreement was $60,000 and was included in Due to related party. As of December 31, 2022, the Company had no amounts due to the Sponsor related to the Administrative Services Agreement.

Critical Accounting Policies and Estimates

The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates. There have been no significant changes to the Company’s estimates and assumptions during the three and nine-months ended September 30, 2023 other than as described in “Guarantee” below. Reference should be made to the financial statements and related notes included in the 2022 Form 10-K for a full description of other significant accounting policies.

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

As of September 30, 2023, the Company deemed that the payment of the Extension Notes on behalf of the Sponsor was probable and recorded a liability of $3,706,339, including $3,450,000 of principal and $256,339 of accrued interest related to the Extension Notes.

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

In connection with this Quarterly Report on Form 10-Q, our management, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, and as a result of the material weaknesses described below, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses in Internal Controls Over Financial Reporting

In connection with the preparation of our unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, a material error was identified in the calculation of the deferred underwriting commission during the second quarter of 2023 as result of not accounting for a contractual arrangement under which the underwriters agreed with the Company to waive any entitlement to their portion of the deferred underwriting fee. As a result of this error, management concluded that a material weakness exists in our internal control over financial reporting related to the identification of material contractual arrangements impacting the Company’s financial statements. This error was corrected prior to the issuance of the unaudited consolidated financial statements for the three and six months ended June 30, 2023.

During the third quarter of 2023, the Company withdrew $1,075,252 of interest and dividend income earned in the Trust Account. Such amounts were restricted for payment of the Company’s income tax liabilities as provided in the Company’s certificate of incorporation and the terms of the Trust Agreement. During the three months ended September 30, 2023, the Company mistakenly used $752,885 of these funds for the payments of general operating expenses counter to the terms of the Trust Agreement. Such amounts were disbursed without appropriate review and approval to ensure that the disbursements were made in accordance with the Trust Agreement. As a result of this issue, management concluded that a material weakness exists in our internal control over financial reporting related to the review and approval of cash disbursements.

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

Remediation Process

To address this material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to enhance controls and improve internal communications within the Company and its financial reporting advisors and identification of any new contractual arrangements, as well as controls to ensure the Company has oversight of the cash availability for operating needs. We can offer no assurance that these initiatives will ultimately have the intended effects.

As of September 30, 2023, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weaknesses, however until we are able to test the operational effectiveness of the controls, the material weaknesses will not be remediated.

Changes in Internal Control Over Financial Reporting

Other than changes that have resulted from the material weaknesses remediation activities noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk disclosed under Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K, which information is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our business. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. Other than as the below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K. We may disclose additional changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For a discussion of risks factors related to proposed Unifund Business Combination, see the Registration Statement (File No. 333-273362) initially filed by the Company and the NewPubco with the SEC on July 21, 2023 and subsequently amended.

Our financial conditions raise substantial doubt about our ability to continue as a “going concern” if a business combination is not consummated and there is no guarantee that we will have access to sufficient capital to meet the expenditures required for operating our business prior to the consummation of the proposed Business Combination.

As of September 30, 2023, the Company held $322,367 outside of the Trust Account (reserved for tax payments) and had a working capital deficit of $14,273,909, which excludes current liabilities associated with franchise and income taxes, which is not sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements contained elsewhere in this Quarterly Report on Form 10-Q, assuming that the proposed Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of consummating the proposed Business Combination. While the Company expects to have sufficient access to additional sources of capital under the Working Capital Loans, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a business combination is not consummated by December 28, 2023, unless further extended pursuant to the Charter Amendment Proposals, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but are not limited to, curtailing operations, reducing overhead expenses and suspending the pursuit of the proposed Business Combination. The Company cannot provide any assurance that financing sources will be available to it on commercially acceptable terms or if at all, or that it will be able to consummate the proposed  Business Combination within the Combination Period. Management has determined that the liquidity condition, potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified material weaknesses in our internal control over financial reporting related to the identification of material contractual arrangements impacting the Company’s financial statements and related to the review and approval of cash disbursements, specifically the Company’s use of trust account funds restricted for payment of the Company’s income tax liabilities for general operating expenses counter to the terms of the Trust Agreement.  As a result of these material weaknesses, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2023. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q.

We have taken a number of measures to remediate the material weaknesses described herein. However, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. As a result of the material weaknesses in our internal controls over financial reporting described above, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, claims related to the preparation of our financial statements, contractual claims, including as a result of withdrawing funds from the trust account for purposes not authorized under the terms of the Trust Agreement. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

In connection with the shareholder vote to approve the Extension Amendment Proposal at the Special Meeting on August 24, 2023, the holders of 3,825,869 shares of Class A common stock exercised their right to redeem such shares at a per share redemption price of approximately $10.73, and an aggregate of $41,057,655 was withdrawn from the trust account. Following the Special Meeting and associated redemptions, we had approximately $144.9 million left remaining in the Trust Account.

There were no unregistered sales of our equity securities during the three months ended September 30, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1†	Business Combination Agreement, dated as of May 19, 2023, by and among the Company, Unifund Financial Technologies, Inc., Unifund Holdings, LLC and USV, LLC	10-Q	001-41100	2.1	08/14/23

3.1	Amended and Restated Certificate of Incorporation	8-K	001-41100	3.1	11/29/21

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41100	3.1	08/25/23

3.3	Amended and Restated Bylaws	8-K	001-41100	3.2	11/29/21

10.1	Amendment to the Investment Management Trust Agreement, dated as of August 25, 2023, by and between Everest Consolidator Acquisition Corporation and Equiniti Trust LLC (f/k/a American Stock Transfer & Trust Company, LLC).	8-K	001-41100	10.1	08/25/23

10.2	Amended and Restated Promissory Note, dated December 7, 2023, issued by Everest Consolidator Acquisition Corporation to Everest Consolidator Sponsor, LLC	8-K	001-41100	10.1	12/13/23

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*	Filed herewith.
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

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

Date: December 19, 2023	By:	/s/ Adam Dooley
Adam Dooley
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)