Form 10-Q/A
period 2023-09-30
Everest Consolidator Acquisition Corp
filed 2024-02-14
CIK 1863719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Everest Consolidator Acquisition Corporation (the “Company”) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2023 (the “Original Filing”), to amend and restate certain items in the Original Filing to include information relating to the Company’s disbursement of funds withdrawn from the Company’s Trust Account which were restricted for payment of tax liabilities under the Company’s certificate incorporation and the terms of the Trust Agreement. The Company omitted certain information from the Original Filing relating to disbursements made by the Company between October 1, 2023 and November 6, 2023 for general corporate purposes.

As a result of this omission, the Company’s audit committee concluded, after discussion with the Company’s management and its advisors, that the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2023 included in the Original Filing should no longer be relied upon and should be restated to add information relating to such disbursements in Note 1 (Description of Organization and Business Operations). The omission and resulting restatement had no impact on the Company’s cash position or the balance held in its Trust Account as of September 30, 2023. The restatement also had no impact on the  Company’s historical financial statements (other than the addition of certain information in Note 1 (Description of Organization and Business Operations) to the financial statements included in the Original Filing).

The Company’s management has concluded that its disclosure controls and procedures remained ineffective as of September 30, 2023 due to the unremediated material weaknesses previously disclosed in Part I, Item 4 “Controls and Procedures” of the Original Filing, as well as the identification of an additional material weakness in internal control over financial reporting relating to the restatement and a disclosure control deficiency related to the omission described above. See additional disclosure included in Part I, Item 4 of this Amendment No. 1.

The following items are amended in this Amendment No. 1: (i) Part I, Item 1. Financial Statements, Note 1 (Description of Organization and Business Operations); (ii) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part I, Item 4. Disclosure Controls and Procedures; (iv) Part II, Item 1A. Risk Factors, and (v) Part II, Item 6. Exhibits, Financial Statement Schedules. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, we are also filing as exhibits to this Amendment No. 1 currently dated certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1. This Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC, together with any amendments to those filings, made subsequent to the Original Filing.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including the consummation of the proposed Unifund Business Combination (defined below) and related matters, and the Company’s expectation to source and use funds not associated with the Trust Account to pay franchise and income tax liabilities. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:

●	our ability to complete an initial business combination;
●	risks related to the impact of the restatement, including litigation, stockholder or other actions, loss of investor and counterparty confidence;
●	our being a company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses in our industry or otherwise;
●	our ability to access additional sources of working capital and to continue as a going concern;
●	our ability to source additional funds to satisfy income and tax liabilities;
●	risks related to the material weaknesses identified in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our ability to obtain a fairness opinion with respect to a target business, without which you may be relying solely on the judgment of our board of directors in approving a proposed business combination;
●	our issuance of additional shares of capital stock or debt securities to complete a business combination, thereby reducing the equity interest of our stockholders and likely causing a change in control of our ownership;
●	our ability to assess the management of a prospective target business;
●	our ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our ability to consummate an initial business combination due to the status of the debt and equity markets, and changes in laws or regulations, including changes imposing additional requirements on business combination transactions involving SPACs and private operating companies and the application of the 1% U.S. federal excise tax under the Inflation Reduction Act;
●	the risk of cyber incidents or attacks directed at us resulting in information theft, data corruption, operational disruption and/or financial loss;
●	the liquidity and trading market for our public securities;
●	our ability to maintain compliance with the continued listing standards of the Nasdaq Stock Market LLC;
●	the lack of a market for our securities;
●	our status as an emerging growth company and a smaller reporting company within the meaning of the Securities Act;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	the potential tax consequences of investing in our securities; or
●	our financial performance.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and other risks and uncertainties discussed herein in Part II, Item 1A, “Risk Factors,” and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “2022 Form 10-K”), and the preliminary prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-273362) originally filed by the Company and the New PubCo (as defined herein) with the SEC on July 21, 2023, and as subsequently amended, relating to the proposed Unifund Business Combination (the “Registration Statement”), and in our other filings with the SEC.

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

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Description of Organization and Business Operations (restated)

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

Franchise and Income Tax Withdrawal

In August 2023, the Company withdrew $1,075,252 of interest and dividend income earned in the Trust Account for payment of the Company’s franchise and income tax liabilities. The withdrawn funds were restricted for payment of such tax liabilities under the Company’s certificate incorporation and the terms of the Trust Agreement. As of September 30, 2023, none of the $1,075,252 had been remitted to satisfy franchise and income tax liabilities. Through September 30, 2023, the Company mistakenly used $752,885 of these funds for the payment of general operating expenses. In consultation with counsel, management determined that this use of funds was not in accordance with the Trust Agreement. As of September 30, 2023, these funds (totaling $752,885) remain payable for franchise and income tax purposes. Subsequent to the end of the quarter ended September 30, 2023, the Company disbursed an aggregate of $322,267, the balance of the funds withdrawn from the Trust Account, for payment of general operating expenses between October 1, 2023 and November 6, 2023, also counter to the terms of the Trust Agreement. As of the date of this Amendment No. 1, none of the $1,075,252 had been remitted to satisfy franchise or income tax liabilities and such tax liabilities remain outstanding. The Company intends to raise additional funds prior to the closing of the Business Combination to satisfy income and franchise tax liabilities. As of the date of this Amendment No. 1, the Company has not obtained any commitments to provide additional funds and the Company’s board of directors has not approved any method of funding the Company’s income and franchise tax obligations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements for the period ended September 30, 2023, and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023 (the “2022 Form 10-K”). This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Furthermore, any forward-looking statements herein were as of the Original Filing, except for the additional risks arising in relation to the material weaknesses and restatement that are subject of this Amendment No. 1. See “Explanatory Note” in the beginning of this Amendment No. 1. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K, under Part II, Item IA. "Risk Factors,” and under the heading “Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

In August 2023, the Company withdrew $1,075,252 of interest and dividend income earned in the Trust Account (the “Withdrawn Trust Funds”) for payment of the Company’s estimated franchise and income tax liabilities. The Withdrawn Trust Funds were restricted for payment of such tax liabilities under the Company’s certificate incorporation and the terms of the Trust Agreement. During the quarter ended September 30, 2023, the Company mistakenly used $752,885 of the Withdrawn Trust Funds for the payments of general operating expenses counter to the terms of the Trust Agreement. Subsequent to the end of the quarter ended September 30, 2023, the Company disbursed an aggregate of $322,267, the balance of the Withdrawn Trust Funds, for payment of general operating expenses between October 1, 2023 and November 6, 2023, also counter to the terms of the Trust Agreement. As of the date of this Amendment No. 1, none of the $1,075,252 had been remitted to satisfy franchise and income tax liabilities and such liabilities remain outstanding. The Company intends to raise additional funds prior to the closing of the Business Combination to satisfy income and franchise tax liabilities. In the event that a Business Combination does not close, any loan made to the Company for the purpose of paying overdue tax obligations that should have been paid using the Withdrawn Trust Funds would be repaid only out of funds held outside the Trust Account. As of the date of this Amendment No. 1, the Company has not obtained any commitments to provide additional funds and the Company’s board of directors has not approved any method of funding the Company’s income and franchise tax obligations.

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

In order to finance transaction costs in connection with a Business Combination the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. During the nine-month period ended September 30, 2023, the Company received an aggregate of $1,870,000 in the form of a working capital loan from its Sponsor. As of the date of this Amendment No. 1, the Company does not have any commitments to provide any additional Working Capital Loans.

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

In connection with this Quarterly Report on Form 10-Q, our management, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, and as a result of the material weaknesses described below, and the Company’s failure to disclose in the Company’s Form 12b-25, filed with SEC on November 15, 2023, and in the Original Filing, the disbursements of the balance of the Withdrawn Trust Funds counter to the Terms of the Trust Agreement, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses in Internal Controls Over Financial Reporting

In connection with the preparation of our unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, a material error was identified in the calculation of the deferred underwriting commission during the second quarter of 2023 as result of not accounting for a contractual arrangement under which the underwriters agreed with the Company to waive any entitlement to their portion of the deferred underwriting fee. As a result of this error, management concluded that existing controls failed and that a material weakness exists in our internal control over financial reporting related to the identification of material contractual arrangements impacting the Company’s financial statements. This error was corrected prior to the issuance of the unaudited consolidated financial statements for the three and six months ended June 30, 2023.

During the third quarter of 2023, the Company withdrew $1,075,252 of interest and dividend income earned in the Trust Account. Such Withdrawn Trust Funds were restricted for payment of the Company’s tax liabilities as provided in the Company’s certificate of incorporation and the terms of the Trust Agreement. During the three months ended September 30, 2023, the Company mistakenly used $752,885 of the Withdrawn Trust Funds for the payments of general operating expenses counter to the terms of the Trust Agreement. Subsequent to the end of the quarter ended September 30, 2023, the Company disbursed an aggregate of $322,267, the balance of the Withdrawn Trust Funds, for payment of general operating expenses between October 1, 2023 and November 6, 2023. The Withdrawn Trust Funds were disbursed without appropriate review and approval to ensure that the disbursements were made in accordance with the Trust Agreement ensuring an appropriate safeguarding of assets. As a result of the foregoing, management concluded that the existing control structure failed and that a material weakness exists in our internal control over financial reporting related to the review and approval of cash disbursements. In addition, the disbursement of the balance of the Withdrawn Trust Funds subsequent to September 30, 2023, but prior to the date of the Original Filing, was not reported in the Original Filing. This omission resulted in the restatement of the Company’s unaudited condensed financial statements for the quarter ended September 30, 2023. The Company’s controls over the completeness of subsequent events disclosure failed and as a result of this restatement, management concluded that there was an additional material weakness in our internal control over financial reporting relating to the reporting of material subsequent event information in the notes to the unaudited condensed financial statements.

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

Remediation Process

To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. In particular, management’s plans include enhanced controls and improved internal communications within the Company and its financial reporting advisors related to the identification of any new contractual arrangements, as well as controls to ensure the Company has oversight of the cash availability for operating needs, including more clearly designating in the Company’s internal books and records the cash that is restricted in its use and the implementation of an additional layer of review of payments for operating expenses to ensure that restricted cash is not used for payment of general operating expenses, and conducting remedial training for management, relevant staff and service providers to reiterate and reinforce the terms of the Trust Agreement. Management’s remediation plan also includes the addition of a control requiring the Company’s audit committee to approve any withdrawals from the Trust Account and requiring the placement of such withdrawn funds in a restricted account for the payment of taxes. To address the material weakness identified in connection with the restatement (additional subsequent event disclosure in Note 1), management has added a control requiring enhanced documentation of discussions between management, the Company’s advisors and the Company’s audit committee regarding subsequent event to ensure appropriate consideration of the completeness of subsequent event disclosures. We can offer no assurance that these initiatives will ultimately have the intended effects.

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

The restatement of the Company’s financial statements may lead to additional risks and uncertainties, including regulatory, litigation, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

As a result of the restatement of the Company’s unaudited condensed financial statements included in this Amendment No. 1, we are subject to additional risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and this Amendment No. 1. In addition, the attention of our management team may be diverted by these efforts. We could also be subject to regulatory, litigation, stockholder, or other actions in connection with the restatement, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs, which could be material. In addition, the restatement and related matters could have a negative effect on our reputation or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition, and stock price.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of disclosure controls and procedures or internal control over financial reporting, we may not be able to accurately report our financial results or other material disclosures in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified material weaknesses in our internal control over financial reporting related to the identification of material contractual arrangements impacting the Company’s financial statements and related to the review, approval and reporting of cash disbursements, specifically relating to the Company’s disbursement of the Withdrawn Trust Funds restricted for payment of the Company’s tax liabilities for general operating expenses counter to the terms of the Trust Agreement. We have also identified an additional material weakness in our internal control over financial reporting as a result of the restatement of our unaudited condensed financial statements for the quarter ended September 30, 2023. As a result of these identified material weaknesses, and the Company’s failure to disclose the disbursements of the balance of the Withdrawn Trust Funds made in October and November 2023 counter to the Terms of the Trust Agreement, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2023 at the reasonable assurance level. See Part I. Item 4. Controls and Procedures included in this Amendment No. 1.

We have taken a number of measures to remediate the material weaknesses described herein. However, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. As a result of the material weaknesses in our internal controls over financial reporting and ineffective disclosure controls and procedures, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, claims related to the preparation of our financial statements, contractual claims, including as a result of disbursing the Withdrawn Trust Funds for purposes not authorized under the terms of the Trust Agreement. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate disclosure controls and internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

Date: February 14, 2024	By:	/s/ Adam Dooley
Adam Dooley
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)