Form 10-K
period 2023-12-31
Everest Consolidator Acquisition Corp
filed 2024-04-16
CIK 1863719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive - based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to - 240.10D - 1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☒    NO  ☐

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was 183,712,500 (based on the closing price of the registrant’s Class A common stock on that date as reported on the New York Stock Exchange).

As of April 1, 2024, there were 7,392,108 shares of the registrant’s Class A common stock and 4,312,500 shares of the registrant’s Class B common stock issued and outstanding.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on information available to us as of the date of this Annual Report on Form 10-K and on our current expectations and beliefs concerning future developments and their potential effects on us. While we believe such information forms a reasonable basis for such statements, there can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K, and the preliminary prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-273362) originally filed by the Company and the New PubCo (as defined herein) with the SEC on July 21, 2023, and as subsequently amended, relating to the proposed Unifund Business Combination (the “Registration Statement”), and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Investors are cautioned not to unduly rely upon these statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. We qualify all of our forward-looking statements by these cautionary statements.

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

Following the consummation of the IPO, total of $175,950,000 of the net proceeds from the IPO and the private placement, which included the $6,037,500 deferred underwriting commission, were placed in a U.S.- based trust account at J.P. Morgan Chase Bank, N.A. maintained by American Stock Transfer & Trust Company, LLC, acting as trustee (the “Trust Account”).

Proposed Business Combination

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

For a description of the terms of the Business Combination Agreement and related agreements, refer to Note 1. Description of Organization and Business Operations to the audited financial statements contained elsewhere in this Annual Report on Form 10-K, to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023, and to the prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-273362) initially filed with the SEC on July 21, 2023 by the Company and the NewPubco in relation to the proposed Unifund Business Combination (such registration statement, as amended or supplemented, the “Registration Statement”).

Waiver and Consent to Business Combination Agreement

On February 25, 2024, the Company, Sponsor and Holdings entered into a Waiver and Consent to Business Combination Agreement (the “Waiver and Consent”). The Waiver and Consent, among other things, permits the solicitation of, exploration and negotiation of, entry into, and consummation of (a) one or more potential sales, whether structured as a sale of equity of some or all of the Unifund Entities, a sale of some, all or substantially all of the assets of some or all of the Unifund Entities or as a merger, consolidation or otherwise, including, without limitation, sales of one or more of the receivables portfolios held by any of the Unifund Entities, which may or may not be made in the ordinary course of their respective business (a “Sale Transaction”) and (b) one or more financing transactions whether structured as debt, equity or a combination thereof, to provide for among other things the refinancing of the Unifund Entities’ existing senior secured credit facility (each, a “Financing Transaction” and together with any Sale Transaction, each, a “Strategic Transaction”). The Waiver and Consent further waived any past, current, or future defaults under the Business Combination Agreement caused by, arising from, or in connection with, any Strategic Transaction and further waived any and all defaults or breaches of the Business Combination Agreement by the Unifund Entities that may have occurred prior to or on the date of signing the Waiver and Consent. The Waiver and Consent resulted in amendments to the termination provisions of the Business Combination Agreement as discussed below.

This Annual Report does not give effect to the proposed Unifund Business Combination and does not contain the risks associated with the proposed Unifund Business Combination. Such risks and effects relating to the proposed Unifund Business Combination are included in the Registration Statement.

Extensions of the Period to Complete the Initial Business Combination

On February 28, 2023, in accordance with our amended and restated certificate of incorporation and the terms of the trust agreement entered into between us and Equiniti Trust, LLC (f/k/a American Stock Transfer & Trust Company, LLC), dated as of November 23, 2021 (the “Trust Agreement”), the Company extended the period it has to consummate an initial Business Combination by a period of three months, from February 28, 2023 until May 28, 2023 (the “Initial Extension”). In connection with the Initial Extension, the Company’s Sponsor deposited an aggregate of $1,725,000 into the Company’s Trust Account, representing $0.10 per public share, in exchange for the Company’s issuance to the Sponsor of 1,150,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the Company’s IPO.

On May 26, 2023, the Company further extended the period it has to consummate an initial business combination by a period of three months, or until August 28, 2023 (the “Second Extension”). In connection with the Second Extension, the Company’s Sponsor deposited an aggregate of $1,725,000 into the Company’s Trust Account, representing $0.10 per public share, in exchange for the Company’s issuance to the Sponsor of 1,150,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the Company’s IPO.

The Company’s stockholders were not entitled to vote on or redeem their shares in connection with the Initial Extension or the Second Extension.

In connection with the financing of the Initial Extension and the Second Extension, the Sponsor entered into promissory notes in the aggregate amount of $3,450,000 ($1,725,000 for each extension) at an interest rate of 16% per annum (each, an “Extension Note” and together, the “Extension Notes”) with Everest Consolidator – A Series of Master Fund I LLC (the “Noteholder”), a third-party investor. In connection with the Sponsor’s issuance of the Extension Notes, the Company entered into a Conditional Guaranty Agreements in favor of the Noteholder in respect of each Note (each term as defined herein). See “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” for a description of the Conditional Guarantees.

2023 Special Meeting of Stockholders

On August 24, 2023, the Company convened a special meeting of stockholders (the “2023 Special Meeting”) at which the stockholders approved, among other items, (i) a proposal to amend the Company’s amended and restated certificate of incorporation to provide the board of directors with the right to extend the date by which the Company has to consummate a business combination (the “Combination Period”) up to an additional six (6) times for one (1) month each time, from August 28, 2023 to February 28, 2024 (as extended, the “Extended Date”) (the “2023 Extension Amendment Proposal”); (ii) a proposal to approve the adoption of an amendment (the “2023 Trust Amendment”) to the Trust Agreement to allow the Company to extend the Combination Period up to an additional six (6) times for one (1) month each time from August 28, 2023 to February 28, 2024, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $280,000 and (b) $0.035 per public share then outstanding (the “Trust Amendment Proposal”); and (iii) a proposal to amend the amended and restated certificate of incorporation to eliminate the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation”) to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “2023 Redemption Limitation Amendment Proposal” and together with 2023 Extension Amendment Proposal and the Trust Amendment Proposal, the “2023 Charter Amendment Proposals”).

In connection with the 2023 Charter Amendment Proposals, holders of the Company’s public shares were given the opportunity to redeem their public shares for a pro rata share of the funds on deposit in the Trust Account as of two business days prior to such approval, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding public shares. Stockholders holding the aggregate of 3,825,869 shares of Class A Common Stock elected to redeem their shares at a per share redemption price of $10.73, for the total redemption of $41,057,655. Following the 2023 Special Meeting and associated redemptions, the Company had approximately $144.9 million remaining in the Trust Account.

The Company utilized the six one-month extensions of the Combination Period permitted by the 2023 Charter Amendment Proposals to extend the Combination period from September 28, 2023 to February 28, 2024, in connection with which the Sponsor deposited an aggregate of $1,680,000 into the Company’s Trust Account.

2024 Special Meeting of Stockholders

The Company’s board of directors determined that there would not be sufficient time before the February 28, 2024 extension deadline to complete a business combination. Accordingly, the Company convened a special meeting of stockholders on February 26, 2024 (the “2024 Special Meeting”) at which at which our stockholders approved (i) a proposal to further amend our amended and restated certificate of incorporation to provide our board of directors with the right to extend the Combination Period up to an additional six (6) times for one (1) month each time, from February 28, 2024 to August 28, 2024 (the “2024 Charter Amendment Proposal”) and (ii) a proposal to approve the adoption of an amendment to the Trust Agreement to allow the Company to extend the Combination Period up to an additional six (6) times for one (1) month each time from February 28, 2024 to August 28, 2024, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $150,000 and (b) $0.030 per public share then outstanding (the “2024 Trust Amendment Proposal,” and together with Extension Amendment Proposal and the 2024 Trust Amendment Proposal, the “2024 Charter Amendment Proposals”).

In connection with the 2024 Charter Amendment Proposals, holders of the Company’s public shares were given the opportunity to redeem their public shares for a pro rata share of the funds on deposit in the Trust Account, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding public shares. Stockholders holding 6,032,023 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $67.4 million (approximately $11.17 per Public Share) was removed from the Company’s trust account to pay such redeeming holders of Public Shares. Following the redemptions, a total of 7,392,108 Public Shares remained outstanding and eligible for redemption, and the Company had approximately $82.7 million remaining in the Trust Account.

On February 28, 2024, the Company further extended the period it has to consummate an initial Business Combination by a period of one month, or until March 28, 2024. In connection with the one-month extension, the Company’s Sponsor deposited $150,000 into the Company’s Trust Account.

On March 26, 2024, the Company further extended the period it has to consummate an initial Business Combination by a period of one month, or until April 28, 2024. In connection with the one-month extension, the Company’s Sponsor deposited $150,000 into the Company’s Trust Account.

The Combination Period currently expires on April 28, 2024. The Company may extend the Combination Period for up to four additional one-month periods to August 28, 2024 pursuant to the 2024 Charter Amendment Extensions.

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

Giving effect to the extensions under the 2024 Charter Amendment Proposals and subject to the Company making the required trust account deposits, we have until August 28, 2024 (the “Termination Date”), to complete an initial business combination. If we are unable to consummate an initial business combination by the Termination Date, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination, and (ii) a stockholder vote to approve an amendment to our amended and restated

certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period) or (B) with respect to any other provision relating to the rights of holders of shares of our Class A common stock.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

As stated above, if we have not consummated an initial business combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then- outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 33 months from the closing of the IPO or any other approved extension of such period. Our amended and restated certificate of incorporation provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Delaware law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate an initial business combination within the Combination Period or any other approved extension of such period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of shares of our Class A common stock, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining outside the Trust Account, plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the Combination Period or any other approved extension of such period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the Combination Period or any other approved extension of such period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the Combination Period or any other approved extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Termination Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the Combination Period or such longer period as approved by the stockholders and reflected in our amended and restated certificate of incorporation from the closing of the IPO, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of shares of our

Class A common stock, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the Combination Period or any other approved extension period, with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

For a discussion of risks factors related to proposed Unifund Business Combination, see the Registration Statement (File No. 333-273362) initially filed by the Company and NewPubco with the SEC on July 21, 2023 and subsequently amended.

Risk Factor Summary

An investment in our Class A common stock involves a high degree of risk. Among these important risks are the following:

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share (the initial per share amount deposited in the Trust Account following the IPO) or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
●	Past performance by our management team and members of our Board may not be indicative of future performance of an investment in us.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though holders of a majority of our common stock do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The ability of our public stockholders to exercise their redemption rights with respect to a large number of our shares could increase the probability that the proposed Unifund Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic, inflation and interest rates and geopolitical events globally, and the status of debt and equity markets.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets.
●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrant holders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.
●	If the net proceeds of our IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination. If we are unable to obtain loans from our sponsor or management team, we may be unable to complete our initial business combination.
●	Certain agreements related to the IPO may be amended without stockholder approval.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants effectively worthless.
●	We may issue additional shares of common stock or preferred stock to complete our initial business combination, and may issue shares of common stock to redeem the warrants or issue shares of common stock or preferred stock under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
●	Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

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

Under the terms of our amended and restated certificate of incorporation, we must complete our initial business combination by August 28, 2024 (33 months from the closing of our IPO). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share (the initial per share amount deposited in the Trust Account following the IPO), and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

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

At the time of your investment in us, you were not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

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

The ability of our public stockholders to exercise their redemption rights with respect to a large number of our shares could increase the probability that the proposed Unifund Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

The business combination agreement for the proposed Unifund Business Combination requires us to meet the Minimum Cash Condition (as defined in the Business Combination Agreement) at closing. If a number of our public stockholders redeem their shares for cash, such that the amount of Available Cash, as defined by the Business Combination Agreement, is below $40 million, we may need to complete additional equity or debt financing in order to consummate the proposed Unifund Business Combination. We do not know how many stockholders will ultimately exercise their redemption rights in connection with the Business Combination. As such, the Business Combination is structured based on our expectations (and those of the other parties to the Business Combination Agreement) as to the number of shares that will be submitted for redemption.

If too many of our public stockholders elect to redeem their shares and we are unable to meet the Minimum Cash Condition at closing or that we are unable to satisfy redemptions by our stockholders, and additional third-party financing is not available to us, there is an increased probability that the Business Combination would be unsuccessful. If the Business Combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our Class A common stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of the redemption rights of our Class A common stock until we liquidate or you are able to sell your shares in the open market.

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

Any potential target business with which we enter into negotiations concerning a business combination, including Unifund, will be aware that we must complete our initial business combination within the Combination Period (by the August 28, 2024 Termination Date). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our financial conditions raise substantial doubt about our ability to continue as a “going concern” if a business combination is not consummated and there is no guarantee that we will have access to sufficient capital to meet the expenditures required for operating our business prior to the consummation of the proposed Business Combination.

As of December 31, 2023, the Company held $103,976 outside of the Trust Account and had a working capital deficit of $19,254,333, which is not sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements contained elsewhere in this Annual Report on Form 10-K, assuming that the proposed Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of consummating the proposed Business Combination. While the Company expects to have sufficient access to additional sources of capital under the Working Capital Loans, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a business combination is not consummated by August 28, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but are not limited to, curtailing operations, reducing overhead expenses and suspending the pursuit of the proposed Business Combination. The Company cannot provide any assurance that financing sources will be available to it on commercially acceptable terms or if at all, or that it will be able to consummate the proposed Business Combination within the Combination Period. Management has determined that the liquidity condition, potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report on Form 10-K do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

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

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate during the Combination Period, assuming that our initial business combination is not completed during that time. We believe that the proceeds raised in the IPO and the funds potentially available from loans from the sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to the initial business combination. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

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

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to special purpose acquisition companies, like us, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, including the proposed Unifund Business Combination, and results of operations.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to complete our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, including Unifund, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account and our warrants will expire worthless.

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

Of the net proceeds from our IPO and the sale of the private placement warrants of $178,550,000 was initially available to complete our business combination and pay related fees and expenses.

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

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of amounts released to us to pay taxes and expenses related to the administration of the Trust Account), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, this letter agreement and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of the letter agreement. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to certain limitations described in the prospectus, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the Combination Period, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within the Combination Period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the end of the Combination Period before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination or force us to abandon our efforts to complete an initial business combination, including the proposed Unifund Business Combination.

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

The SEC recently provided guidance that the determination of whether a special purpose acquisition company, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities, and “is a question of facts and circumstances” requiring individualized analysis. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an initial business combination with one or more businesses. Since our inception, our business has been and will continue to be focused on identifying and completing an initial business combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in mutual funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period; or (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares.

Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

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

In accordance with the NYSE’s corporate governance requirements, a listed company is required to hold an annual meeting of stockholders during each fiscal year. Under Section 211(b) of the DGCL, we are required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. Under our amended and restated certificate of incorporation, holders of our Class B common stock have the exclusive right to elect directors prior to the closing of an initial business combination. During the year ended December 31, 2023, in lieu of an annual meeting, our Sponsor, as sole holder of all outstanding shares of or Class B common stock, elected directors by written consent. We may not hold an annual meeting of stockholders to elect directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we will use our reasonable best efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant upon the exercise thereof. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

Our warrants may have an adverse effect on the market price of shares of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 8,625,000 shares of Class A common stock as part of the units offered in the IPO and private placement warrants to purchase an aggregate of 6,333,333 shares of Class A common at $11.50 per share, subject to adjustment. In connection with the Initial Extension and Second Extensions, we issued to our sponsor an aggregate of 2,300,00 Extension Private Placement Warrants, at a rate of $1.50 per private placement warrant, on the same terms as the private placement warrants issued to the sponsor in connection with the closing our IPO. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. We may also issue shares of our Class A common stock in connection with our redemption of our warrants.

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

We issued public warrants to purchase 8,625,000 shares of Class A common stock as part of the units offered in the IPO and private placement warrants to purchase an aggregate of 6,333,333 shares of Class A common at $11.50 per share. In connection with the Initial Extension and Second Extensions, we issued to our sponsor an aggregate of 2,300,00 Extension Private Placement Warrants, at a rate of $1.50 per private placement warrant, on the same terms as the private placement warrants issued to the sponsor in connection with the closing our IPO. Our sponsor currently owns 4,312,500 shares of our Class B common stock which are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Certain of our Founders presently have, and any of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

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

Since our sponsor will lose its entire investment in us if our business combination is not completed (other than with respect to public shares it may acquire) and our officers and directors may have differing personal and financial interests than you, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 15, 2021, our sponsor acquired 5,750,000 founder shares for an aggregate purchase price of $25,000. Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. On September 24, 2021, we repurchased 1,437,500 shares of our Class B common stock from the sponsor for an aggregate purchase price of $6,250, which is equal to the original purchase price therefor. Our sponsor currently holds 4,312,500 shares of Class B common stock, which represents, on an as-converted basis, over 20% of our outstanding shares of Class A common stock.

The founder shares will be worthless if we do not complete an initial business combination. In addition, the private placement warrants held by our sponsor will also be worthless if we do not complete a business combination. Our sponsor has agreed (A) to vote any shares owned by it in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the expiration of the Combination Period nears.

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

Our initial stockholders own shares representing more than 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

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

As disclosed in Part II, Item 9A. “Controls and Procedures,” we have identified material weaknesses in our internal control over financial reporting related to the identification of material contractual arrangements impacting the Company’s financial statements and related to the review, approval and reporting of cash disbursements, specifically relating to the Company’s disbursement of the Withdrawn Trust Funds restricted for payment of the Company’s tax liabilities for general operating expenses counter to the terms of the Trust Agreement. We have also identified an additional material weakness in our internal control over financial reporting as a result of the restatement of our unaudited financial statements for the quarter ended September 30, 2023. As a result of these identified material weaknesses, and the Company’s failure to disclose the disbursements of the balance of the Withdrawn Trust Funds made in October and November 2023 counter to the Terms of the Trust Agreement, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2023 at the reasonable assurance level.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other measures, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

In connection with the 2023 Special Meeting, the holders of an aggregate of 3,825,869 shares of Class A common stock properly exercised their right to redeem their shares for cash. As a result, an aggregate of $41.1 million was released from the Trust Account to pay such stockholders. Because such redemptions occurred after December 31, 2022, such redemptions are subject to the excise tax. As of December 31, 2023, the Company recorded $410,576 of excise tax liability calculated as 1% of shares redeemed at the 2023 Special Meeting.

Whether and to what extent we would be subject to the excise tax in connection with any further redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases we consummate in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs, (iii) the nature and amount of any “PIPE” or other equity issuances, in connection with a business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) the content of final and proposed regulations and further guidance from the U.S. Department of the Treasury. The foregoing could cause a reduction in the cash available on hand to complete a business Combination and in our ability to complete a Business Combination. The proceeds placed in the Trust Account and the interest earned thereon will not be used to pay for the excise tax that may be levied on the Company in connection with such redemptions. The Company further confirms that it will not utilize any funds from the Trust Account to pay any such excise tax.

Further, the application of the excise tax in the event of a liquidation is uncertain, and it is possible that the proceeds held in the Trust Account (in the event we are unable to complete a Business Combination in the required time and redeem 100% of our public shares in accordance with our amended and restated certificate of incorporation) could be subject to the excise tax, in which case the amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced. We do not expect such redemption in connection with the liquidating distribution to be subject to the excise tax under the Notice, but such expectation is subject to a number of factual and legal uncertainties, including further guidance from the U.S. Department of the Treasury.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls annually in our Annual Reports on Form 10-K. In the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. However, we do depend on the digital technologies of third parties, including information systems and infrastructure, and as noted in Item 1A. Risk Factors of this Annual Report on Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

Our board of directors oversees risk for our Company. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our IPO.

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

Holders

As of March 15, 2024, there was one holder of record of our Class A common stock and one holder of record of our Class B common stock. The actual number of stockholders of our common stock is greater than the number of record holders and includes stockholders whose common stock are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There was no unregistered sale of our equity securities during the fiscal year ended December 31, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

None.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K.

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

Proposed Business Combination

As discussed above in Part I, Item 1. “Business,” on May 19, 2023, the Company entered into the Business Combination Agreement with the Unifund Target Company group. The Business Combination Agreement has been approved by the boards of directors or board of managers, as applicable, of each of the Company, the Target Companies and New PubCo. In connection with the Unifund Business Combination, certain related agreements have been, or will be entered into on or prior to the closing of the Unifund Business Combination, including the New PubCo Registration Rights and Lock-up Agreement, the Sponsor Support Agreement and the Holder Support Agreement (each as defined and described in the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023). On February 25, 2024, the Company, Sponsor and Holdings entered into the Waiver and Consent to Business Combination Agreement.

The consummation of the proposed Unifund Business Combination is subject to certain conditions as further described in the Business Combination Agreement. For a description of the terms of the Business Combination Agreement and related agreements, refer to Note 1. Description of Organization and Business Operations to the audited financial statements contained elsewhere in this Annual Report on Form 10-K, to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023, and to the prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-273362) initially filed with the SEC on July 21, 2023 by the Company and the NewPubco in relation to the proposed Unifund Business Combination (such registration statement, as amended or supplemented, the “Registration Statement”).

This Annual Report on form 10-K does not give effect to the proposed Unifund Business Combination and does not contain the risks associated with the proposed Unifund Business Combination. Such risks and effects relating to the proposed Unifund Business Combination are included in the Registration Statement.

Extension of Time to Complete an Initial Business Combination

For a discussion of each of the Company’s Combination Period extensions, see Part I, Item 1. “Business.” Giving effect to the 2024 Charter Amendment Extension and subject to the Company making the required trust account deposits, we have until August 28, 2024 (33 months from the closing of our IPO) to complete an initial Business Combination.

In connection with each of the 2023 and 2024 Charter Amendment Extensions, holders of our public shares were given the opportunity to redeem their public shares for a pro rata share of the funds on deposit in the Trust Account as of two business days prior to such approval at the respective Special Meeting, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding public shares. In connection with the 2023 Special Meeting, stockholders elected to redeem an aggregate of 3,825,869 shares of Class A Common Stock at a per share redemption price of $10.73, totaling $41,057,655. In connection with the 2024 Special Meeting, stockholders elected to redeem an aggregate of 6,032,023 shares of Class A Common Stock at a per share redemption price of $11.17, totaling $67,377,697. Following the 2024 Special Meeting and associated redemptions, a total of 7,392,108 shares of Class A common stock remain outstanding and eligible for redemption.

As of the date of this Annual Report on Form 10-K, the Sponsor has deposited an aggregate of $1,980,000 into the Trust Account in connection with the initial six one-month extensions of the Combination Period pursuant to the 2023 Charter Amendment Extensions and the first and second one-month extension from February 28, 2024 to April 28, 2024 pursuant to the 2024 Charter Amendment Extensions. The Combination Period currently expires on April 28, 2024. The Company may extend the Combination Period for up to four additional one-month periods to August 28, 2024.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 8, 2021 (inception) through December 31, 2023 were organizational activities, the activities necessary for our IPO, and those to complete the initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account established at the time of the IPO to hold certain proceeds from the IPO and the concurrent sale of the private placement warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as the transaction costs in relation to the proposed Unifund Business Combination.

For the year ended December 31, 2023, we had a net loss of $10,036,413, which consists of investment income held in the Trust Account of $8,237,882, offset by general and administrative expenses of $12,427,095, Conditional Guarantee expense of $3,845,474, interest expense of $315,450 and the provision for income taxes of $1,686,276. Of the $12,427,095 of general and administrative expenses, approximately $9.8 million relate to business combination costs and the remaining approximately $2.5 million consisted of operating expenses, including but not limited to legal, accounting, and insurance costs.

For the year ended December 31, 2022, we had net income of $158,386, which consists of investment income held in Trust Account of $2,536,113, offset by general and administrative expenses of $1,922,290 and the provision for income taxes of $455,437. General and administrative expenses during the year ended December 31, 2022 consisted of operating expenses, including but not limited to legal, accounting, and insurance costs, and costs to identify an acquisition target.

Liquidity, Capital Resources and Going Concern

Our liquidity needs were satisfied prior to the completion of our IPO through $18,750 paid by our sponsor, Everest Consolidator Sponsor, LLC (after giving effect to the repurchase by us of 1,437,500 shares of our Class B common stock from our sponsor for an aggregate purchase price of $6,250) to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor.

During 2021, we generated net proceeds of $ 177,606,386 from the (i) the sale of the units in the IPO, after deducting offering expenses, underwriting commissions, but excluding deferred underwriting commissions, and (ii) the sale of the private placement warrants. Of this amount, $175,950,000 were deposited in the Trust Account, which included $6,037,500 of deferred underwriting commissions (entitlement to which has since been waived by the underwriter). The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in mutual funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

On May 7, 2023, the Company issued an unsecured promissory note (the “Promissory Note”) in the principal amount of up to $1,500,000 to the Sponsor. The Promissory Note obligates the Company to repay the total amount drawn (in the form of a non-convertible working capital loan), together with accrued interest at the rate of 6% on the total amount drawn (the “Interest”), provided that the total repayment amount shall not exceed $1,500,000 plus the applicable Interest.

On December 7, 2023, the Company amended and restated the Promissory Note (the “Amended Promissory Note”) to, among other things (i) increase the principal amount that may be drawn upon by the Company to up to $3,500,000, (ii) amend the rate at which interest accrues on outstanding principal amounts to (a) 6.0% for any principal amount drawn down up to $1,500,00 and (b) 18.0% for any principal amount drawn down greater than $1,500,000, and (iii) amend the maturity date to the earlier of (a) the closing of the Business Combination or (b) February 28, 2024. Through December 31, 2023, the Company received an aggregate of $2,752,500 in proceeds from the Sponsor under the Amended Promissory Note. The Company recorded the interest expense of $315,450 on the Amended Promissory Note for the year ended December 31, 2023. From January 1, 2024 to March 29, 2024, the Company drew an aggregate of $875,000 of funds under its Second A&R Promissory Note in order to fund the First 2024 Monthly Extension, the Second 2024 Monthly Extension, and working capital needs.

On March 26, 2024, the Company and the Sponsor further amended and restated Amended and Restated Promissory Note (the “Second A&R Promissory Note”), to, among other things, (i) increase the principal amount of the Second A&R Promissory Note that may be drawn upon by the Company up to $4,000,000, and (ii) amend the maturity date to the earlier of (x) the closing of the Business Combination or (y) May 7, 2024.

On May 8, 2023, the Company received a letter providing notice from the representative of the underwriters in the Company’s IPO, waiving any entitlement to their portion of the $6,037,500 deferred underwriting fee that accrued from their participation as the underwriters of the IPO as they have not been involved in the Business Combination process.

In connection with the shareholder vote to approve the 2023 Charter Amendment Proposals at the 2023 Special Meeting, the holders of 3,825,869 shares of Class A common stock exercised their right to redeem such shares at a per share redemption price of approximately $10.73, and an aggregate of $41,057,656 was withdrawn from the Trust Account.

In connection with the shareholder vote to approve the 2024 Charter Amendment Proposals at the 2024 Special Meeting, the holders of 6,032,023 shares of Class A common stock exercised their right to redeem such shares at a per share redemption price of approximately $11.17, and an aggregate of $67,377,697 was withdrawn from the Trust Account.

For the year ended December 31, 2023, cash used in operating activities was $3,045,455, which is related primarily to the payments of transaction costs.

As of December 31, 2023, we had cash of $103,976 held outside of the Trust Account (reserved for tax payment) and marketable securities held in the Trust Account of $148,555,898 consisting of securities held in a mutual fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay income and franchise taxes.

In the first quarter of 2023, the Company withdrew $101,749 in order to satisfy its federal income taxes and Delaware Franchise taxes. These funds were remitted to the taxing authorities during the year ended December 31, 2023.

In the second quarter of 2023, the Company withdrew $520,000 in order to satisfy its federal income taxes and Delaware Franchise taxes. These funds were remitted to the taxing authorities during the year ended December 31, 2023.

In August 2023, the Company withdrew an additional $1,075,252 of interest and dividend income earned in the Trust Account (the “Withdrawn Trust Funds”) for payment of the Company’s estimated franchise and income tax liabilities. The Withdrawn Trust Funds were restricted for payment of such tax liabilities under the Company’s certificate incorporation and the terms of the Trust Agreement. During the third and fourth quarters of 2023, the Company disbursed the aggregate amount of Withdrawn Trust Funds for the payments of general operating expenses counter to the terms of the Trust Agreement. As of the date of this Annual Report on Form 10-K, none of the $1,075,252 had been remitted to satisfy franchise and income tax liabilities and such liabilities remain outstanding. The Company intends to raise additional funds prior to the closing of the Business Combination to satisfy income and franchise tax liabilities. In the event that a Business Combination does not close, any loan made to the Company for the purpose of paying overdue tax obligations that should have been paid using the Withdrawn Trust Funds would be repaid only out of funds held outside the Trust Account. As of the date of this Annual Report on form 10-K, the Company has not obtained any commitments to provide additional funds and the Company’s board of directors has not approved any method of funding the Company’s income and franchise tax obligations.

During the year ended December 31, 2022, we withdrew $375,865 of interest earned on the trust account to pay $111,220 of federal income taxes and $264,645 of Delaware franchise taxes.

On each of February 29, 2024 and March 26, 2024, the Company deposited $150,000 into the Trust account for the first and second one-month extension from February 28, 2024 to April 28, 2024 pursuant to the 2024 Charter Amendment Extensions.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial business combination. We may withdraw interest income (if any) to pay franchise and income taxes. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The $103,976 held outside of the Trust Account as of December 31, 2023, in combination with the working capital deficit of $19,254,333, will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements contained elsewhere in this Form 10-K, assuming that a Business Combination is not consummated during that time.

In order to finance transaction costs in connection with a Business Combination the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Through December 31, 2023, the Company received an aggregate of $2,752,500 in the form of a non-convertible working capital loan (in the form of the Amended Promissory Note) from its Sponsor. As of the date of this Annual Report on Form 10-K, the Company does not have any commitments to provide any additional Working Capital Loans.

The Company believes that the proceeds raised in the IPO, and the funds potentially available from loans from the Sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs to complete the proposed Business Combination with Unifund is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. We cannot provide any assurance that any new financing will be available to it on commercially acceptable terms, if at all.

Giving effect to the 2024 Charter Amendment Extensions and subject to the Company making the required trust account deposits, we have until August 28, 2024, the Termination Date, to complete an initial business combination. It is uncertain whether the Company will be able to consummate the proposed business combination by the Termination Date. If we are unable to consummate an initial business combination by the Termination Date we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding shares of Class A common stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

Management has determined that our liquidity condition, potential mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern, assuming a Business Combination is not consummated before August 28, 2024. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Deferred Underwriting Commissions

The underwriters were entitled to a deferred fee of $0.35 per unit, or $6,037,500 in the aggregate. Subject to the terms of the underwriting agreement, the deferred fee was placed in our Trust Account to be released to the underwriters only upon the completion of our initial business combination. On May 8, 2023, the Company received a letter providing notice from the representative of the underwriters, waiving any entitlement to their portion of the $6,037,500 deferred underwriting fee that accrued from their participation as the underwriters of the IPO as they have not been involved in the Proposed Business Combination process.

Administrative Services Agreement

We are party to an Administrative Services Agreement pursuant to which the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or liquidation, we will cease paying these monthly fees.

For the years ended December 31, 2023 and 2022, the Company expensed $120,000 and $122,425, respectively, for the services provided through the Administrative Services Agreement. As of December 31, 2023, the balance due under the agreement was $90,000 and was included in Due to related party. As of December 31, 2022, the Company had no amounts due to the Sponsor related to the Administrative Services Agreement.

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

As of December 31, 2023, the Company deemed that the payment of the Extension Notes on behalf of the Sponsor was probable and recorded a liability of $3,845,474, including $3,450,000 of principal and $395,474 of accrued interest related to the Extension Notes.

Working Capital Loan –Promissory Note

See “—Liquidity, Capital Resources and Going Concern,” above for a description of the Promissory Note, as subsequently amended and restated by the Amended Promissory note and the Second A&R Promissory Note) issued by the Company in connection with amounts received in the form of working capital loans during the year ended December 31, 2023. The Company recorded the interest expense of $315,450 on the Amended Promissory Note for the year ended December 31, 2023.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements. Our management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Class A common stock subject to possible redemption reflected on the balance sheet as December 31, 2023 are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Redemption of Class A common stock	(41,057,655)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	12,919,599
Class A common stock subject to possible redemption	$147,811,944

The Class A common stock subject to possible redemption reflected on the balance sheet as December 31, 2022 are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	1,717,994
Class A common stock subject to possible redemption	$177,667,994

Net (loss) income Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement in the calculation of diluted income per share, because the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti- dilutive. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

There were no unrecognized tax benefits as of December 31, 2023 and 2022. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues that could result in significant payments, accruals or material deviation from its position.

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and as a result of the material weaknesses described below, and the disclosure control deficiency identified in the Company’s Form 10-Q/A filed with the SEC on February 14, 2024, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on these assessments and those criteria and the material weaknesses discussed below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2023.

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

As previously reported, in connection with the preparation of our unaudited condensed financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, a material error was identified in the calculation of the deferred underwriting commission during the second quarter of 2023 as result of not accounting for a contractual arrangement under which the underwriters agreed with the Company to waive any entitlement to their portion of the deferred underwriting fee. As a result of this error, management concluded that existing controls failed and that a material weakness exists in our internal control over financial reporting related to the identification of material contractual arrangements impacting the Company’s financial statements. This error was corrected prior to the issuance of the unaudited financial statements for the three and six months ended June 30, 2023.

During the third quarter of 2023, the Company withdrew $1,075,252 of interest and dividend income earned in the Trust Account. Such Withdrawn Trust Funds were restricted for payment of the Company’s tax liabilities as provided in the Company’s certificate of incorporation and the terms of the Trust Agreement. During the three months ended September 30, 2023, the Company mistakenly used $752,885 of the Withdrawn Trust Funds for the payments of general operating expenses counter to the terms of the Trust Agreement. Subsequent to the end of the quarter ended September 30, 2023, the Company disbursed an aggregate of $322,267, the balance of the Withdrawn Trust Funds, for payment of general operating expenses between October 1, 2023 and November 6, 2023. The Withdrawn Trust Funds were disbursed without appropriate review and approval to ensure that the disbursements were made in accordance with the Trust Agreement ensuring an appropriate safeguarding of assets. As a result of the foregoing, management concluded that the existing control structure failed and that a material weakness exists in our internal control over financial reporting related to the review and approval of cash disbursements. In addition, the disbursement of the balance of the Withdrawn Trust Funds subsequent to September 30, 2023 was not reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, originally filed with the SEC on December 19, 2023 (the “Original Filing”). This omission resulted in the restatement of the Company’s unaudited condensed financial statements for the quarter ended September 30, 2023. The Company’s controls over the completeness of subsequent events disclosure failed and as a result of this restatement, management concluded that there was an additional material weakness in our internal control over financial reporting relating to the reporting of material subsequent event information in the notes to the financial statements.

Remediation Efforts to Address Previously Identified Material Weaknesses

To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. In particular, management’s plans include enhanced controls and improved internal communications within the Company and its financial reporting advisors related to the identification of any new contractual arrangements, as well as controls to ensure the Company has oversight of the cash availability for operating needs, including more clearly designating in the Company’s internal books and records the cash that is restricted in its use and the implementation of an additional layer of review of payments for operating expenses to ensure that restricted cash is not used for payment of general operating expenses, and conducting remedial training for management, relevant staff and service providers to reiterate and reinforce the terms of the Trust Agreement. Management’s remediation plan also includes the addition of a control requiring the Company’s audit committee to approve any withdrawals from the Trust Account and requiring the placement of such withdrawn funds in a restricted account for the payment of taxes. To address the material weakness identified in connection with the restatement of the Company’s financial statements for the quarter ended September 30, 2023, management has added a control requiring enhanced documentation of discussions between management, the Company’s advisors and the Company’s audit committee regarding subsequent events to ensure appropriate consideration of the completeness of subsequent event disclosures.

As of December 31, 2023, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weaknesses, however until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation Efforts to Address Previously Identified Material Weaknesses,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)None.

(b)During the three months ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Adam Dooley	52	Chairman, Chief Executive Officer, President, Treasurer, Secretary and Director
Jacqueline S. Shoback	57	Chief Operating Officer and Director
Rebecca Macieira-Kaufmann*	59	Director
Elizabeth Mora*	63	Director
Peter K. Scaturro*	64	Director

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

Rebecca Macieira-Kaufmann

Ms. Macieira-Kaufmann has served as a director since May 2023. Ms. Macieira-Kaufmann is a seasoned Chief Executive Officer with broad leadership experience in sales, marketing, risk management and international business operations.

She is the founding member of the RMK Group, LLC, an advisory and consulting service focused on fintech, digital currency and payment systems, which was formed in June 2020. Previously, she served in various senior leadership roles at Citibank from 2008 until June 2020 and at Wells Fargo from 1996 until 2008. Ms. Macieira-Kaufmann currently serves as a board member of Blockchain Coinvestors Acquisition Corp. (Nasdaq: BCSA), a special purpose acquisition company. Ms. Macieira-Kaufmann previously served as a non-executive director of Flutterwave, a provider of commercial financing and mobile payment services, from February 2022 to February 2023, on the board of Revolut USA, a global financial technology company, from October 2020 to June 2022, and as a chair of the board of Banamex USA/Servicing Inc. from April 2016 to March 2020 and as a director from 2013 to 2020. She has also served since October 202 as an Executive Mentor at The ExCo Group, has served on the advisory board of DigitalDX Ventures, a majority women-owned impact fund focused on leveraging AI and big data to solve global health issues, since February 2021, as an advisor to Notabene, a privacy-preserving compliance platform for digital currency companies, since December 2020, and as the Growth Advisory Council of Duco, which provides data management for financial services firms, from September 2020 until August 2021. She also is an advisor to Banyan and Kapitalwise along with multiple other companies. In addition, Ms. Macieira-Kaufmann serves as Interim Audit Chair of the San Francisco Symphony Board of Governors.

Ms. Macieira-Kaufmann received her B.A. in semiotics from Brown University and an MBA from Stanford Graduate School of Business, and was a Fulbright Scholar at the University of Helsinki. We believe Ms. Macieira-Kaufmann is qualified to serve on our board of directors due to her deep regulatory experience and network in the financial services sector.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Number and Terms of Office of Officers and Directors

Our board of directors are divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term The term of office of the first class of directors, consisting of Elizabeth Mora and Rebecca Macieira-Kaufmann, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jacqueline Shoback and Peter Scaturro, will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of Adam Dooley, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial Business Combination.

Prior to our initial Business Combination, only holders of shares of our Class B common stock are entitled to vote on the appointment of directors and any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Rebecca Macieira-Kaufmann, Elizabeth Mora and Peter K. Scaturro are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Rebecca Macieira-Kaufmann, Elizabeth Mora and Peter K. Scaturro serve as members of our audit committee. Our board of directors has determined that each of Rebecca Macieira-Kaufmann, Elizabeth Mora and Peter K. Scaturro are independent under the NYSE listing standards and applicable SEC rules. Elizabeth Mora serves as the Chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, all directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Elizabeth Mora qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating and Corporate Governance Committee

The members of our nominating committee are Rebecca Macieira-Kaufmann, Elizabeth Mora and Peter K. Scaturro, and Peter K. Scaturro serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Rebecca Macieira-Kaufmann, Elizabeth Mora and Peter K. Scaturro are independent.

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

Compensation Committee

The members of our compensation committee are Rebecca Macieira-Kaufmann, Elizabeth Mora and Peter K. Scaturro, and Rebecca Macieira-Kaufmann serves as chairman of the compensation committee.

Under the NYSE listing standards and applicable SEC rules, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Rebecca Macieira-Kaufmann, Elizabeth Mora and Peter K. Scaturro are independent. The charter adopted by our compensation committee outlines the principal functions of the compensation committee, which include the following:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	administering our Clawback Policy;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	producing a report on executive compensation to be included in our annual proxy statement, as applicable,; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Adam Dooley	Belay International Corporation	Private Equity	Chairman and Chief Executive Officer
Jacqueline Shoback	1414 Ventures	Venture Capital	Managing Director
	CUNA Mutual Group	Insurance	Director
Rebecca Macieira-Kaufmann	RMK Group, LLC	Advisory	Member
	Blockchain Coinvestors Acquisition Corp. I	SPAC	Director
	San Francisco Symphony	Non-Profit	Director
Elizabeth Mora	MKS Instruments	Semi-Conductor and Advanced Technology	Director; Chairman of Audit Committee
	Inogen, Inc.	Medical Technology	Director
	Limoneira Company	Agribusiness, Rental Operations, Real Estate Development	Director
	Nuburu, Inc.	Industrial Lasers	Director
Peter Scaturro	Regenerative SportsCare Institute	Medical, Biotechnology	Managing Partner
	PKS LLC	Private Investment Firm	Founder
	Orthobond Corporation	Biotechnology	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2023, there were no delinquent filers.

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

Compensation Recovery Policy

On November 30, 2023, our board of directors adopted a clawback policy (the “Clawback Policy”) in accordance with the NYSE listing rules and Exchange Act Rule 10D-1. Under the Clawback Policy, which applies to the Company’s current and former executive officers (as defined under Exchange Act Rule 10D-1), the Company is required to recoup the amount of any erroneously awarded compensation (as defined in the Clawback Policy) on a pre-tax basis within a specified lookback period in the event of any accounting Restatement (as defined in the Clawback Policy), subject to limited impracticability exceptions. The Clawback Policy is overseen and administered by the Compensation Committee. The Clawback Policy is attached as Exhibit 97.1 to this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 11,704,608 shares of our common stock, issued and outstanding as of March 15, 2024 (consisting of 7,392,108 shares of our Class A common stock and 4,312,500 shares of our Class B common stock. Voting power represents the voting power of shares of common stock owned beneficially by such person. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

		Approximate
	Number of	Percentage
	Shares	of
	of	Outstanding
	Beneficially	Common
Name and Address of Beneficial Owner(1)	Owned	Stock
Everest Consolidator Sponsor, LLC (our sponsor) (2) (3)	4,312,500	36.8%
Adam Dooley(2) (3)	4,312,500	36.8%
Jacqueline Shoback	—	*
Rebecca Macieira-Kaufmann	—	*
Elizabeth Mora	—	*
Peter Scaturro	—	*
All officers, directors and director nominees as a group (2)	4,312,500	36.8%
Other 5% Shareholders
Meteora Capital, LLC(4) +	1,290,124	11.0%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (5) +	1,250,000	10.7%
First Trust Capital Management, L.P. (6) +	1,146,713	9.8%
Fir Tree Capital Management, LP (7) +	1,082,094	9.2%
Wolverine Asset Management LLC (8) +	864,639	7.4%
Cowen and Company, LLC(9) +	698,401	6.0%
Saba Capital Management, L.P. (10) +	668,580	5.7%

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is 4041 MacArthur Blvd, Newport Beach, CA 92660.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination.
(3)

The shares reported are held in the name of our sponsor. Certain of our directors, officers and their affiliates hold membership interests in our sponsor. Our sponsor is controlled by Belay Associates, LLC. Adam Dooley is the manager of Belay Associates, LLC. As such, Adam Dooley may be deemed to have beneficial ownership of the Class B common stock held directly by our sponsor.

(4)

Based solely a Schedule 13G filed on February 14, 2024 by Meteora Capital, LLC and Vik Mittal. Each of Meteroa Capital, LLC and Mr. Mittal, the managing member of Meteora Capital, LCC share voting and dispositive power with respect to 1,290, 124 shares of Class A common stock. The principal business address of Meteora Capital, LLC and Mr. Mittal is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

(5)

Based solely on a Schedule 13G filed on February 14, 2024 by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust. The address of the business office of the Reporting Persons is 2020 Calamos Court, Naperville, IL 60563

(6)

Based solely a Schedule 13G filed on February 14, 2024 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). VARBX has sole voting and dispositive power with respect to 1,104,485 shares of Class A common stock. FTCM, FTCS and Sub GP each share voting and dispositive power with respect to 1,146,713 shares of Class A common stock. The business address for FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(7)

Based solely a Schedule 13G filed on February 14, 2024 by Fir Tree Capital Management, LP (“Fir Tree”). The principle business address of Fir Tree is 500 5th Avenue, 9th Floor, New York, New York 10110.

(8)

Based solely a Schedule 13G filed on February 1, 2024 by Wolverine Asset Management LLC (“WAM”), Wolverine Holdings, L.P. (“Wolverine Holdings”), Wolverine Trading Partners, Inc. (“WTP”), Christopher L. Gust and Robert R. Bellick. WAM is an investment manager and has voting and dispositive power over 864,610 shares of Class A common stock. The sole member and manager of WAM is Wolverine Holdings. Robert R. Bellick and Christopher L. Gust may be deemed to control WTP, the general partner of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, Mr. Gust, and WTP have voting and disposition power over 864,639 shares of Class A common stock of the Issuer. The principal business address of WAM is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(9)	Based solely a Schedule 13G filed on February 5, 2024 by Cowen and Company, LLC. The principal business address of Cowen and Company, LLC is 599 Lexington Ave., New York, NY 10022.
(10)

Based solely on a Schedule 13G/A filed on February 8, 2024 by Saba Capital Management, L.P. (“Saba Capital”), Saba Capital Management GP, LLC (“Saba GP”) and Boaz R. Weinstein. Each of Saba Capital, Saba GP and Mr. Weinstein share voting and dispositive power with respect to 668,580 shares of Class A common stock. The address of the business office of each of Saba Capital, Saba GP ad Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

+ The number of shares of common stock beneficially owned does not reflect the impact of any redemptions that may have occurred in connection with the 2024 Special Meeting subsequent to the filing of the Schedule 13G. As such, the number of shares of common stock and percentages disclosed in the table above may not represent the current voting interest in the Company.

Our sponsor beneficially owns 36.8% of our issued and outstanding common stock, on an as converted basis. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination.

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

Concurrent with the closing of our IPO, our sponsor purchased in a private placement an aggregate of 6,333,333 private placement warrants, generating gross proceeds to the Company of $9,500,000. As such, our sponsor’s interest in this transaction is valued at approximately $9,500,000. In connection with the Initial Extension and Second Extensions, we issued to our sponsor an aggregate of 2,300,00 Extension Private Placement Warrants, at a rate of $1.50 per private placement warrant, on the same terms as the private placement warrants issued to the Sponsor in connection with the closing our IPO. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant. The private placement warrants (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

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

In connection with the Sponsor’s financing of the Initial Extension and the Second Extension, the Sponsor entered into two Extension Notes in the aggregate amount of $3,450,000 ($1,725,000 for each extension) at an interest rate of 16% per annum with the Noteholder, a third-party investor. In connection with the Sponsor’s issuance of the Extension Notes, the Company entered into a Conditional Guaranty Agreements in favor of the Noteholder in respect of each Note. See “Part II, Item 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments” for a description of the terms of the Conditional Guaranty Agreements.”

The Company has issued to the Sponsor an unsecured promissory note in the principal amount of up to $4,000,000 to the Sponsor. Through December 31, 2023, the Company received an aggregate of $2,752,500 in proceeds from the Sponsor under the Amended Promissory Note. See “Part II, Item 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for a description of the terms of the Second A&R Promissory Note.”

As of the date of this Annual Report on Form 10-K, the Sponsor has deposited an aggregate of $1,980,000 into the Trust Account in connection with the initial six one-month extensions of the Combination Period pursuant to the 2023 Charter Amendment Extensions and the first and second one-month extension from February 28, 2024 to April 28, 2024 pursuant to the 2024 Charter Amendment Extensions.

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Rebecca Macieira-Kaufmann, Elizabeth Mora and Peter K. Scaturro are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees of Marcum LLP for services rendered and billed to the Company for each of the fiscal years ended December 31, 2023 and 2022:

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the fiscal years ended December 31, 2023 and 2022 totaled approximately $326,098 and $167,754, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees during the fiscal years ended December 31, 2023 or 2022.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the fiscal years ended December 31, 2023 or 2022.

All Other Fees. We did not pay Marcum for any other services for the fiscal year ended December 31, 2023 or 2022.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Audited Financial Statements” on page F-1 and included on pages F-2 through F-28.

(a)(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1 of this Report.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit					Filing	Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
2.1	Business Combination Agreement, dated as of May 19, 2023, by and among the Company, Unifund Financial Technologies, Inc., Unifund Holdings, LLC and USV, LLC	10-Q	001-41100	2.1	08/14/23
2.2	Waiver and Consent to Business Combination Agreement and Plan of Merger, dated as of February 25, 2024, by and among Everest Consolidator Acquisition Corporation, Everest Consolidator Sponsor, LLC and Unifund Holdings, LLC.	8-K	001-41100	2.1	02/26/24
3.1	Amended and Restated Certificate of Incorporation	8-K	001-41100	3.1	11/29/21
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-41100	3.1	8/25/23
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-41100	3.1	2/26/24
3.4	Amended and Restated Bylaws	8-K	001-41100	3.2	11/29/21
4.1	Specimen Unit Certificate	S-1/A	333-260343	4.1	10/29/21
4.2	Specimen Class A Common Stock Certificate	S-1/A	333-260343	4.2	10/29/21
4.3	Specimen Warrant Certificate	S-1/A	333-260343	4.3	10/29/21
4.4	Description of Capital Stock	10-K	001-41100	4.4	4/18/22
4.5	Public Warrant Agreement, dated November 23, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent.	8-K	001-41100	4.1	11/29/21
4.6	Private Warrant Agreement, dated November 23, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent.	8-K	001-41100	4.2	11/29/21
10.1	Investment Management Trust Agreement, dated November 23, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as trustee.	8-K	001-41100	10.1	11/29/21
10.2	Registration Rights Agreement, dated November 23, 2021, between the Company and the Sponsor.	8-K	001-41100	10.2	11/29/21

		Incorporated by Reference
Exhibit					Filing	Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.3	Private Placement Warrants Purchase Agreement, dated November 23, 2021, between the Company and the Sponsor.	8-K	001-41100	10.3	11/29/21
10.4	Letter Agreement, dated November 23, 2021, between the Company and the Sponsor.	8-K	001-41100	10.4	11/29/21
10.5	Letter Agreement, dated November 23, 2021, between the Company and Adam Dooley.	8-K	001-41100	10.5	11/29/21
10.6	Letter Agreement, dated November 23, 2021, between the Company and Rebecca Macieira-Kaufmann.	10-Q	001-41100	10.1	08/14/23
10.7	Letter Agreement, dated November 23, 2021, between the Company and Elizabeth Mora.	8-K	001-41100	10.7	11/29/21
10.8	Letter Agreement, dated November 23, 2021, between the Company and Peter K. Scaturro.	8-K	001-41100	10.8	11/29/21
10.9	Letter Agreement, dated November 23, 2021, between the Company and Jacqueline S. Shoback.	8-K	001-41100	10.9	11/29/21
10.10	Indemnity Agreement, dated November 23, 2021, between the Company and Adam Dooley.	8-K	001-41100	10.10	11/29/21
10.11	Indemnity Agreement, dated July 5, 2023, between the Company and Rebecca Macieira-Kaufmann.	10-Q	001-41100	10.2	08/14/23
10.12	Indemnity Agreement, dated November 23, 2021, between the Company and Elizabeth Mora.	8-K	001-41100	10.12	11/29/21
10.13	Indemnity Agreement, dated November 23, 2021, between the Company and Peter K. Scaturro.	8-K	001-41100	10.13	11/29/21
10.14	Indemnity Agreement, dated November 23, 2021, between the Company and Jacqueline S. Shoback.	8-K	001-41100	10.14	11/29/21
10.15	Administrative Support Agreement, dated November 23, 2021, between the Company and the Sponsor.	8-K	001-41100	10.15	11/29/21
10.16	Promissory Note, dated May 24, 2021, between the Registrant and the Sponsor.	S-1/A	333-260343	10.10	10/29/21
10.17	Extension Warrants Purchase Agreement, dated February 28, 2023, between the Company and the Sponsor.	8-K	001-41100	10.1	03/01/23
10.18	Conditional Guaranty Agreement, dated February 28, 2023	8-K	001-41100	10.2	03/01/23
10.19	Second Extension Warrants Purchase Agreement, dated May 26, 2023, between the Company and Everest Consolidator Sponsor, LLC	8-K	001-41100	10.1	5/30/23
10.20	Second Conditional Guaranty Agreement, dated May 26, 2023, by the Company in favor of Everest Consolidator Sponsor, LLC — Warrant Series	8-K	001-41100	10.2	5/30/23
10.21	Second Amended and Restated Promissory Note, dated March 26, 2023, issued by Everest Consolidator Acquisition Corporation to Everest Consolidator Sponsor, LLC	8-K	001-41100	10.1	3/26/24
10.22	Company Equityholder Voting and Support Agreement, dated May 19, 2023, by and among the Company, David Rosenberg, Credit Card Receivables Fund Incorporated, The TER Trust, Unifund Financial Technologies, Inc., Unifund Holdings, LLC, USV, LLC and ZB Limited Partnership	10-Q	001-41100	10.5	08/14/23
10.23	Sponsor Support Agreement, dated May 19, 2023 by the Company, Unifund Financial Technologies, Inc., Everest Consolidator Sponsor, LLC, Unifund Holdings, LLC, Credit Card Receivables Fund Incorporated and USV, LLC.	10-Q	001-41100	10.6	08/14/23

Incorporated by Reference
Exhibit					Filing	Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.24	Contribution and Exchange Agreement, dated May 19, 2023, by and among the Company, Unifund Financial Technologies, Inc., David Rosenberg, ZB Limited Partnership and The TER Trust, Merger Unifund Merger Sub Inc. and Credit Card Receivables Fund Incorporated	10-Q	001-41100	10.7	08/14/23
10.25	Form of Registration Rights and Lock-Up Agreement by and among Unifund Financial Technologies, Inc., Unifund Holdings, LLC, Credit Card Receivables Fund Incorporated, USV, LLC and Payce, LLC.	10-Q	001-41100	10.8	08/14/23
10.26	Amendment to the Investment Management Trust Agreement, dated as of August 25, 2023, by and between Everest Consolidator Acquisition Corporation and Equiniti Trust LLC (f/k/a American Stock Transfer & Trust Company, LLC).	8-K	001-41100	10.11	8/25/23
10.27	Second Amendment to the Investment Management Trust Agreement, dated as of February 26, 2024, by and between Everest Consolidator Acquisition Corporation and American Stock Transfer & Trust Company, LLC.	8-K	001-41100	10.1	2/26/24
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Policy for Recovery of Erroneously Awarded Compensation.					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

Date: April 15, 2024	By:	/s/ Adam Dooley
Adam Dooley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Adam Dooley	Chief Executive Officer and	April 15, 2024
Adam Dooley	Chairman of the Board of
Directors
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

/s/ Jacqueline S. Shoback	Chief Operating Officer and	April 15, 2024
Jacqueline S. Shoback	Director

/s/ Peter K. Scaturro	Director	April 15, 2024
Peter K. Scaturro

/s/ Rebecca Macieira-Kaufmann	Director	April 15, 2024
Rebecca Macieira-Kaufmann

/s/ Elizabeth Mora	Director	April 15, 2024
Elizabeth Mora

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Everest Consolidator Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Everest Consolidator Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in common stock subject to possible redemption and stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses on or before August 28, 2024 by depositing into the Trust Account a specified amount for each of the one-month extensions through August 28, 2024. The Company entered into a business combination agreement with a business combination target on May 19, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to August 28, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after August 28, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

New York, NY
April 15, 2024

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash	$103,976	$236,151
Prepaid expenses	—	307,726
Total current assets	103,976	543,877
Marketable securities held in Trust Account	148,555,898	178,111,451
Total assets	$148,659,874	$178,655,328

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,383,281	$26,795
Accrued expenses	7,093,247	928,106
Loan payable – related party	2,752,500	—
Excise tax liability	410,577	—
Due to related party	90,000	—
Conditional guarantee liability	3,845,474	—
Income taxes payable	1,783,230	344,217
Total current liabilities	19,358,309	1,299,118
Deferred underwriting commissions	—	6,037,500
Total liabilities	19,358,309	7,336,618

Commitments and Contingencies (Note 5)

Class A Common stock subject to possible redemption, $0.0001 par value, 13,424,131 and 17,250,000 shares at $11.01 and $10.30 redemption value as of December 31, 2023 and 2022, respectively	147,811,944	177,667,994

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 13,424,131 and 17,250,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of December 31, 2023 and 2022	431	431
Additional paid-in capital	—	—
Accumulated deficit	(18,510,810)	(6,349,715)
Total stockholders’ deficit	(18,510,379)	(6,349,284)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$148,659,874	$178,655,328

The accompanying notes are an integral part of these financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2023	2022
General and administrative expenses	$12,427,095	$1,922,290
Loss from operations	(12,427,095)	(1,922,290)
Other income (expense):
Investment income held in Trust Account	8,237,882	2,536,113
Interest expense	(315,450)	—
Conditional guarantee expense	(3,845,474)	—
(Loss) income before income taxes	(8,350,137)	613,823

Income tax provision	(1,686,276)	(455,437)

Net (loss) income	$(10,036,413)	$158,386

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	15,887,362	17,250,000

Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.50)	$0.01

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	4,312,500	4,312,500

Basic and diluted net (loss) income per share, Class B non-redeemable common stock	$(0.50)	$0.01

The accompanying notes are an integral part of these financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2023 and 2022

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	17,250,000	$175,950,000	4,312,500	$431	$—	$(4,790,107)	$(4,789,676)
Re - measurement for Class A Common stock to redemption value	—	1,717,994	—	—	—	(1,717,994)	(1,717,994)
Net income	—	—	—	—	—	158,386	158,386
Balance - December 31, 2022	17,250,000	$177,667,994	4,312,500	$431	$—	$(6,349,715)	$(6,349,284)
Proceeds from the sale of private placement warrants	—	—	—	—	3,450,000	—	3,450,000
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	11,201,605	—	—	(3,450,000)	(7,751,605)	(11,201,605)
Deferred underwriting fees waiver	—	—	—	—	—	6,037,500	6,037,500
Redemptions of Class A Common stock subject to possible redemption	(3,825,869)	(41,057,655)	—	—	—	—	—
Excise tax	—	—	—	—	—	(410,577)	(410,577)
Net loss	—	—	—	—	—	(10,036,413)	(10,036,413)
Balance - December 31, 2023	13,424,131	$147,811,944	4,312,500	$431	$—	$(18,510,810)	$(18,510,379)

The accompanying notes are an integral part of these financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(10,036,413)	$158,386
Adjustments to reconcile net (loss) income to net cash used in operating activities
Investment income held in Trust Account	(8,237,882)	(2,536,113)
Conditional guarantee expense	3,845,474	—
Changes in operating assets and liabilities
Prepaid expenses	307,726	280,000
Accounts payable	3,381,486	(64,560)
Accrued expenses	6,165,141	408,086
Due to related party	90,000	(18,289)
Income taxes payable	1,439,013	344,217
Net cash used in operating activities	(3,045,455)	(1,428,273)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(4,961,220)	—
Redemption of investments	42,754,655	375,865
Net cash provided by investing activities	37,793,435	375,865

Cash Flows from Financing Activities:
Proceeds from sale of private placement warrants to Sponsor	3,450,000	—
Proceeds from loan payable – related party	2,727,500	—
Redemption of Class A shares subject to possible redemption	(41,057,655)	—
Payment of offering costs	—	(166,203)
Net cash used in financing activities	(34,880,155)	(166,203)

Net change in cash	(132,175)	(1,218,611)

Cash - beginning of the period	236,151	1,454,762
Cash - end of the period	$103,976	$236,151

Supplemental disclosure of income taxes paid
Income taxes paid	$520,000	$111,220

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares subject to possible redemption	$11,201,605	$1,717,994
Services paid for by the Sponsor in exchange of issuance of the loan payable – related party	$25,000	$—
Deferred underwriting fees waiver	$6,037,500	$—
Excise tax liability	$410,577	$—

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 8, 2021 (inception) through December 31, 2023 relates to the Company’s formation, activities necessary to prepare for the initial public offering (the “Initial Public Offering” or the “IPO”), and the activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO.

The Company has selected December 31 as its fiscal year end.

On November 29, 2021 (the “IPO Date”), the Company consummated the IPO through the issuance of 17,250,000 Units, including 2,250,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option, with each unit consisting of one share of Class A common stock, and one-half of one redeemable warrant (the “Units”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000, which is described in Note 3.

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

As of the IPO date, a total of $175,950,000 of the net proceeds from the IPO and the Private Placement, which includes the $6,037,500 deferred underwriting commission, were placed in a U.S.-based trust account at Bank of America maintained by American Stock Transfer & Trust Company, LLC (“Trust Account”), acting as trustee. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the IPO and the Private Placement held in the Trust Account will not be released until the earliest of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A common stock shares, $0.0001 par value, included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within up to 33 month period (the “Combination Period”) from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A common stock shares included in the Units sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within the Combination Period from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. See the below sections titled “Extensions of the Period to Complete the Initial Business Combination”, “2023 Special Meeting of Stockholders” and “2024 Special Meeting of Stockholders” for additional information related to the Combination Period.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less income and franchise taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination.

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

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 33 months (pursuant to the 2023 and 2024 Charter Amendment Proposals discussed below) from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent director nominees will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A common stock shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Extensions of the Period to Complete the Initial Business Combination

On February 28, 2023, the Company extended the period it has to consummate an initial Business Combination by a period of three months, or until May 28, 2023 (the “Initial Extension”). In connection with the Initial Extension, the Company’s Sponsor deposited an aggregate of $1,725,000 into the Company’s Trust Account, representing $0.10 per public share, in exchange for the Company’s issuance to the Sponsor of 1,150,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the Company’s initial public offering.

On May 26, 2023, the Company further extended the period it has to consummate an initial business combination by a period of three months, or until August 28, 2023 (the “Second Extension”). In connection with the Second Extension, the Company’s Sponsor deposited an aggregate of $1,725,000 into the Company’s Trust Account, representing $0.10 per public share, in exchange for the Company’s issuance to the Sponsor of 1,150,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the Company’s initial public offering.

The Company’s stockholders were not entitled to vote on or redeem their shares in connection with the Initial Extension or the Second Extension.

In connection with the Initial Extension and the Second Extension, the Sponsor entered into promissory notes in the aggregate amount of $3,450,000 ($1,725,000 for each extension) at an interest rate of 16% per annum (each, an “Extension Note” and together, the “Extension Notes”) with Everest Consolidator – A Series of Master Fund I LLC (the “Noteholder”), a third-party investor.

Conditional Guarantees

In connection with the Initial Extension and the Second Extension described above, the Company also entered into a Conditional Guaranty Agreement in favor of the Noteholder in respect of each Extension Note. Pursuant to each Conditional Guaranty Agreement, the Company has agreed, subject to the Company’s consummation of an Initial Business Combination prior to the Termination Date (as defined in our amended and restated certificate of incorporation), to guarantee the payment by the Sponsor to the Noteholder when due of all principal and accrued interest owed to the Noteholder under the Extension Notes. The Company’s obligations under each Conditional Guaranty Agreement will terminate upon the earliest to occur of (i) the payment in full or discharge and termination of the applicable Extension Note, (ii) the failure to consummate an initial business combination prior to the Termination Date or (iii) immediately prior to the voluntary or involuntary liquidation, dissolution or winding up of the Company.

2023 Special Meeting of Stockholders

On August 24, 2023, the Company convened a special meeting of stockholders (the “2023 Special Meeting”) at which the stockholders approved, among other items, (i) a proposal to amend the Company’s amended and restated certificate of incorporation to provide the board of directors with the right to extend (the “Monthly Extensions”) the date by which the Company has to consummate a business combination (the “Combination Period”) up to an additional six (6) times for one (1) month each time, from August 28, 2023 to February 28, 2024 (as extended, the “Extended Date”) (the “2023 Extension Amendment Proposal”); (ii) a proposal to approve the adoption of an amendment (the “2023 Trust Amendment”) to the Trust Agreement to allow the Company to extend the Combination Period up to an additional six (6) times for one (1) month each time from August 28, 2023 to February 28, 2024, the Extended Date, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $280,000 and (b) $0.035 per public share then outstanding (the “Trust Amendment Proposal”); and (iii) a proposal to amend the amended and restated certificate of incorporation to eliminate the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation”) to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “2023 Redemption Limitation Amendment Proposal” and together with 2023 Extension Amendment Proposal and the Trust Amendment Proposal, the “2023 Charter Amendment Proposals”).

In connection with the 2023 Charter Amendment Proposals, holders of the Company’s r public shares were given the opportunity to redeem their public shares for a pro rata share of the funds on deposit in the Trust Account, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding public shares. Stockholders holding the aggregate of 3,825,869 shares of Class A Common Stock elected to redeem their shares at a per share redemption price of $10.73, for the total redemption of $41,057,655. Following the 2023 Special Meeting and associated redemptions, the Company had approximately $144.9 million remaining in the Trust Account.

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

On December 28, 2023, the Company further extended the period it has to consummate an initial Business Combination by a period of one month, or until January 28, 2024 (the “Fifth Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $280,000 into the Company’s Trust Account.

On January 28, 2024, the Company further extended the period it has to consummate an initial Business Combination by a period of one month, or until February 28, 2023 (the “Sixth Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $280,000 into the Company’s Trust Account.

2024 Special Meeting of Stockholders

The Company convened a special meeting of stockholders on February 26, 2024 (the “2024 Special Meeting”) at which the Company’s stockholders approved the amendment to the Company’s Charter to provide the Company’s board of directors with the right to extend (the “Extension”) the Combination Period up to an additional six (6) times for one (1) month each time, from February 28, 2024 to August 28, 2024 (as extended, the “New Extended Date”) (the “ 2024 Extension Amendment Proposal”). The Company also entered into a second amendment (the “2024 Trust Amendment” and together with 2024 Extension Amendment Proposal, the “2024 Charter Amendment Proposals”) to the Trust Agreement, The Trust Amendment, as amended, allows the Company to extend the date by which the Company has to consummate a business combination (the “Combination Period”) up to an additional six (6) times for one (1) month each time from February 28, 2024 to August 28, 2024 by depositing into the trust account, for each one-month extension, the lesser of (a) $150,000 and (b) $0.030 per share (the “Extension Payment”) for each then-outstanding share of the Company’s Class A common stock (the “Public Shares”) after giving effect to the redemption of the Public Shares for the redemption price.

In connection with the 2024 Charter Amendment Proposals, holders of the Company’s public shares were given the opportunity to redeem their public shares for a pro rata share of the funds on deposit in the Trust Account, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding public shares. Stockholders holding 6,032,023 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $67.4 million (approximately $11.17 per Public Share) were removed from the Company’s trust account to pay such redeeming holders of Public Shares. Following the redemptions, a total of 7,392,108 Public Shares remained outstanding and eligible for redemption, and the Company had approximately $82.7 million remaining in the Trust Account.

On February 28, 2024, the Company further extended the period it has to consummate an initial Business Combination by a period of one month, or until March 28, 2024 (the “First 2024 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $150,000 into the Company’s Trust Account.

On March 26, 2024, the Company further extended the period it has to consummate an initial Business Combination by a period of one month, or until April 28, 2024 (the “Second 2024 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $150,000 into the Company’s Trust Account.

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

The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, and other terms relating to the transactions contemplated by the Business Combination Agreement, are summarized below in “Structure of Business Combination”.

Waiver and Consent to Business Combination Agreement

On February 25, 2024, the Company, Sponsor and Holdings entered into a Waiver and Consent to Business Combination Agreement (the “Waiver and Consent”). The Waiver and Consent, among other things, permits the solicitation of, exploration and negotiation of, entry into, and consummation of (a) one or more potential sales, whether structured as a sale of equity of some or all of the Unifund Entities, a sale of some, all or substantially all of the assets of some or all of the Unifund Entities or as a merger, consolidation or otherwise, including, without limitation, sales of one or more of the receivables portfolios held by any of the Unifund Entities, which may or may not be made in the ordinary course of their respective business (a “Sale Transaction”) and (b) one or more financing transactions whether structured as debt, equity or a combination thereof, to provide for among other things the refinancing of the Unifund Entities’ existing senior secured credit facility (each, a “Financing Transaction” and together with any Sale Transaction, each, a “Strategic Transaction”). The Waiver and Consent further waived any past, current, or future defaults under the Business Combination Agreement caused by, arising from, or in connection with, any Strategic Transaction and further waived any and all defaults or breaches of the Business Combination Agreement by the Unifund Entities that may have occurred prior to or on the date of signing the Waiver and Consent. The Waiver and Consent resulted in amendments to the termination provisions of the Business Combination Agreement as discussed below.

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

Termination

The Business Combination Agreement may be terminated by SPAC or the Target Companies at any time prior to the consummation of the Business Combination under certain circumstances, including, among others, (i) by written consent of SPAC and the Target Companies, (ii) by SPAC or the Target Companies if SPAC has not obtained the required approval of its stockholders, (iii) by SPAC if the Target Companies have not obtained the required approval of the applicable Target Company Equityholders by a certain specified approval deadline, (iv) by the Target Companies if the termination date of SPAC as set forth in SPAC’s governing documents shall not have been extended by Sponsor in accordance with such governing documents prior to May 28, 2023, August 28, 2023, or any other applicable extension prior to December 31, 2023 (the “Agreement End Date”), and (v) prior to the receipt by SPAC of the requisite approval of its stockholders, by the Target Companies at any time in their sole and absolute discretion.

As acknowledged by the Waiver and Consent, the Target Companies may, upon notice to the SPAC and the Sponsor, terminate the Business Combination Agreement at any time in their sole and absolute discretion if the Transactions contemplated by the Business Combination Agreement have not been consummated by December 31, 2023.

In connection with the Waiver and Consent dated as of February 25, 2024, each of the SPAC and the Sponsor acknowledged and agreed that the Agreement End Date was December 31, 2023, and, accordingly, the Target Companies may terminate the Business Combination Agreement at any time without payment of any fee or penalty, including, without limitation, payment of the Target Company Termination Fee, nor will such termination limit the SPAC and Sponsor’s obligations to the Target Companies, including for the payment of fees and expenses of the Target Companies, and nothing herein or otherwise is or shall be construed as a waiver of the Target Companies’ right to terminate on such basis.

Under the original terms of the agreement, if the Business Combination Agreement is validly terminated, none of the parties thereto will have any liability or any further obligation under the Business Combination Agreement, other than for actual fraud or any willful or material breach of the Business Combination Agreement occurring prior to the termination and other than certain exception and except for certain other exceptions contemplated by the Business Combination Agreement (including the terms of the Confidentiality Agreement (as defined in the Business Combination Agreement)) that will survive termination of the Business Combination Agreement. Notwithstanding the foregoing, if the Business Combination Agreement was to be terminated by the Target Companies pursuant to the applicable terms set forth in the Business Combination Agreement and any member of the Target Company group was to consummate an acquisition transaction within twelve months of such termination, then the Target Companies would have paid Sponsor an amount equal to the greater of (i) $4,000,000 and (ii) four percent of the aggregate fair market value of the consideration paid to the Target Company Equityholders upon the consummation of the acquisition transaction giving rise to such termination fee; provided that such fee would have been capped at the lower of $12,000,000 and all actual documented and out-of-pocket expenses incurred by SPAC in connection with the transactions contemplated by the Business Combination Agreement. The Waiver and Consent dated as of February 25, 2024 allowed the solicitation of, exploration and negotiation of, entry into, and consummation of (a) one or more potential sales, whether structured as a sale of equity of some or all of the Unifund Entities, a sale of some, all or substantially all of the assets of some or all of the Unifund Entities or as a merger, consolidation or otherwise, including, without limitation, sales of one or more of the receivables portfolios held by any of the Unifund Entities, which may or may not be made in the ordinary course of their respective business (a “Sale Transaction”) and (b) one or more financing transactions whether structured as debt, equity or a combination thereof, to provide for among other things the refinancing of the Unifund Entities’ existing senior secured credit facility (each, a “Financing Transaction” and together with any Sale Transaction, each, a “Strategic Transaction”). The Waiver and Consent further waived any past, current, or future defaults under the Business Combination Agreement caused by, arising from, or in connection with, any Strategic Transaction and further waived any and all defaults or breaches of the Business Combination Agreement by the Unifund Entities that may have occurred prior to or on the date of signing the Waiver and Consent.

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

Risks and Uncertainties

Results of operations and the Company’s ability to complete an Initial Business Combination with Unifund or another target company may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine and the Israel-Hamas war, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine and Israel and Hamas, the U.S. and other countries have imposed sanctions or other restrictive actions which could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Because any redemptions of the Company’s stock in connection with a business combination, extension vote or otherwise will occur after December 31, 2022 such redemptions, including the redemptions that took place on August 24, 2023 and February 26, 2024 in connection with the 2023 Special Meeting and 2024 Special Meeting, respectively, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with any such redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases the Company consummates in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs (including redemptions in connection with the Special Meetings), (iii) the nature and amount of any equity issuances, in connection with a business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) legal uncertainties regarding how the excise tax applies to transactions like the Business Combination (and, if applicable, a complete liquidation and dissolution of the Company) and the content of final and proposed regulations and further guidance from the Treasury. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination. The proceeds placed in the Trust Account and the interest earned thereon will not be used to pay for the excise tax that may be levied on the Company in connection with such redemptions. The Company further confirms that it will not utilize any funds from the Trust Account to pay any such excise tax.

On August 24, 2023, the Company’s stockholders redeemed 3,825,869 Series Class A shares for a total of $41,057,655. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2023 and determined that a contingent liability should be calculated and recorded. As of December 31, 2023, the Company recorded $410,576 of excise tax liability calculated as 1% of shares redeemed.

Liquidity and Going Concern

As of December 31, 2023, the Company held $103,976 outside of the Trust Account (reserved for tax payments) and had a working capital deficit of $19,254,333, which is not sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that the proposed Business Combination with Unifund or another target company is not consummated during that time. Giving effect to the 2024 Charter Amendment Proposals discussed above, the Company has until August 28, 2024 to complete an initial Business Combination, subject to the Company making the required Trust Account deposits. If an initial Business Combination is not consummated by August 28, 2024, absent any further extension, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and provide for the required Trust Account deposits. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Franchise and Income Tax Withdrawals

In August 2023, the Company withdrew $1,075,252 of interest and dividend income earned in the Trust Account for payment of the Company’s franchise and income tax liabilities. The withdrawn funds were restricted for payment of such tax liabilities under the Company’s certificate incorporation and the terms of the Trust Agreement. Through September 30, 2023, the Company mistakenly used $752,885 of these funds for the payment of general operating expenses. In consultation with counsel, management determined that this use of funds was not in accordance with the Trust Agreement. The Company disbursed an aggregate of $322,267, the balance of the funds withdrawn from the Trust Account, for payment of general operating expenses between October 1, 2023 and November 6, 2023, also counter to the terms of the Trust Agreement. As of December 31, 2023, none of the $1,075,252 had been remitted to satisfy franchise and income tax liabilities. As of the date of this Annual Report on Form 10-K, none of the $1,075,252 had been remitted to satisfy franchise and income tax liabilities and such liabilities remain outstanding. The Company intends to raise additional funds prior to the closing of the Business Combination to satisfy income and franchise tax liabilities. As of the date of this Annual Report on Form 10-K, the Company has not obtained any commitments to provide additional funds and the Company’s board of directors has not approved any method of funding the Company’s income and franchise tax obligations.

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

Marketable securities held in the Trust Account

As of December 31, 2023 and 2022, the Company’s portfolio of investments held in the Trust Account are comprised solely of securities held in a mutual fund that invests in U.S. Treasury securities with a maturity of 180 days or less. These securities are presented on the Balance Sheet at their fair value at the end of each reporting period. Earnings on these securities are included in investment income in the accompanying Statements of Operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

During the years ended December 31, 2023 and 2022, the Company withdrew $1,697,001 and $375,865, respectively, of dividend and interest income from the Trust Account for payment of franchise and income tax obligations. As of the date of this Annual Report on

Form 10-K, $1,075,252 of the funds withdrawn during the year ended December 31, 2023 have not been remitted to satisfy franchise and income tax liabilities and such liabilities remain outstanding.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Class A common stock subject to possible redemption reflected on the balance sheet as of December 31, 2023 is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Redemption of Class A common stock	(41,057,655)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	12,919,599
Class A common stock subject to possible redemption	$147,811,944

The Class A common stock subject to possible redemption reflected on the balance sheet as December 31, 2022 is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	1,717,994
Class A common stock subject to possible redemption	$177,667,994

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist cash accounts in financial institutions which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on its cash accounts and management believes the Company is not exposed to significant risks on such account.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of December 31, 2023 and 2022, the Company only held Level 1 financial instruments, which are the Company’s Marketable securities held in Trust Account.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Public Warrants (see Note 6) and Private Placement Warrants (see Note 4) were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815.

Business Combination Costs

Costs incurred in relation to a potential Business Combination may include legal, accounting, and other expenses. Any such costs are expensed as incurred. The Company incurred approximately $9.8 and $0.5 million of Business Combination costs (including all costs incurred by Unifund in connection with the Business Combination Agreement in accordance with its terms), for the years ended December 31, 2023 and 2022, respectively.

Net (Loss) Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per share of common stock is computed by dividing net income by the weighted average number of shares outstanding for the period. The Company’s Statements of Operations include a presentation of loss per ordinary share subject to redemption in a manner similar to the two-class method of income (loss) per share. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company’s Public Warrants (see Note 6) and Private Placement Warrants (see Note 4) could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income (loss) per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

A reconciliation of net (loss) income per ordinary share is as follows:

For the Year Ended
December 31, 2023
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(7,893,724)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	15,887,362
Basic and diluted net loss per share, Redeemable Class A Common Stock	$(0.50)

Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(2,142,689)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B Common Stock	$(0.50)

For the Year Ended
December 31, 2022
Redeemable Class A Common Stock
Numerator: Net income allocable to Redeemable Class A Common Stock	$126,709
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net income per share, Redeemable Class A Common Stock	$0.01

Non-Redeemable Class B Common Stock
Numerator: Net income allocable to non-redeemable Class B Common Stock	$31,677
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B Common Stock	4,312,500
Basic and diluted net income per share, Non-Redeemable Class B Common Stock	$0.01

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

There were no unrecognized tax benefits as of December 31, 2023 and 2022. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues that could result in significant payments, accruals or material deviation from its position.

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

As of December 31, 2023, the Company deemed that the payment of the Extension Notes on behalf of the Sponsor was probable and recorded a liability of $3,845,474, including $3,450,000 of principal and $395,474 of accrued interest related to the Extension Notes through December 31, 2023.

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

Pursuant to the Initial Public Offering on November 29, 2021, the Company sold 17,250,000 Units at a purchase price of $10.00 per Unit, including 2,250,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. Each Unit consists of one share of Class A common stock, an aggregate of 17,250,000 shares, and one-half of one redeemable warrant (“Public Warrant”), an aggregate of 8,625,000 public warrants. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share.

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

As of December 31, 2023 and 2022, there were 4,312,500 shares of Class B common stock were issued and outstanding.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company completed a sale of 6,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placements”), to the Sponsor and Directors, generating gross proceeds to the Company of $9,500,000. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Initial Business Combination is not completed within 33 months (pursuant to the 2023 and 2024 Charter Amendment Proposals) from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

In connection with the Initial and Second Extensions the Company issued an additional 2,300,000 Private Placement Warrants in aggregate, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the Company’s IPO.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, to not transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

Guarantee Agreements

On February 28, 2023 and May 26, 2023, in connection with the Initial Extension and Second Extension, respectively, the Company’s Sponsor deposited an aggregate of $3,450,000 into the Company’s Trust Account, representing $0.10 per public share, in exchange for the Company’s issuance of to the Sponsor of 2,300,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the Company’s initial public offering.

In connection with the Initial Extension and the Second Extension, the Company also entered into a Conditional Guaranty Agreement in favor of the Noteholder in respect of each Extension Note described above. Pursuant to each Conditional Guaranty Agreement, the Company has agreed, subject to the Company’s consummation of an Initial Business Combination prior to the Termination Date, to guarantee the payment by the Sponsor to the Noteholder when due of all principal and accrued interest owed to the Noteholder under the respective Extension Note. The Company’s obligations under each Conditional Guaranty Agreement will terminate upon the earliest to occur of (i) the payment in full or discharge and termination of the applicable Extension Note, (ii) the failure to consummate an initial business combination prior to the Termination Date or (iii) immediately prior to the voluntary or involuntary liquidation, dissolution or winding up of the Company.

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

For the years ended December 31, 2023 and 2022, the Company expensed $120,000 and $122,425, respectively for the services provided through the Administrative Services Agreement. As of December 31, 2023, the balance due under the agreement was $90,000 and was included in Due to related party. As of December 31, 2022, the Company had repaid all amounts due to the Sponsor related to the Administrative Services Agreement.

Related Party Loans

On May 24, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Loan”). This loan is non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the Initial Public Offering (the “Maturity Date”). There were no amounts outstanding related to the Loan as of December 31, 2023, as the Loan had been fully paid at the IPO.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, no amounts were due under the Working Capital Loans.

Loans Payable

On May 7, 2023, the Company issued an unsecured promissory note (the “Promissory Note”) in the principal amount of up to $1,500,000 to the Sponsor. The Promissory Note obliges the Company to repay the total amount drawn (in the form of a non-convertible working capital loan), together with accrued interest at the rate of 6% on the total amount drawn (the “Interest”), provided that the total repayment amount shall not exceed $1,500,000 plus the applicable Interest. The Note is repayable in full on the earlier of December 31, 2023 or the consummation of the Company’s initial business combination.

On December 7, 2023, the Company amended and restated the Promissory Note (the “Amended Promissory Note”) to, among other things (i) increase the principal amount that may be drawn upon by the Company to up to $3,500,000, (ii) amend the rate at which interest accrues on outstanding principal amounts to (a) 6.0% for any principal amount drawn down up to $1,500,00 and (b) 18.0% for any principal amount drawn down greater than $1,500,000, and (iii) amend the maturity date to the earlier of (a) the closing of the Business Combination or (b) February 28, 2024. Through December 31, 2023, the Company received an aggregate of $2,752,500 in proceeds from the Sponsor under the Amended Promissory Note. The Company recorded the interest expense of $315,450 on the Amended Promissory Note for the year ended December 31, 2023.

On March 26, 2024, the Company and the Sponsor amended and restated the unsecured promissory note issued by the Company to the Sponsor, dated May 7, 2023 as amended by that certain Amended and Restated Promissory Note dated as of December 7, 2023 (the “Second A&R Promissory Note”), to, among other things, (i) increase the principal amount of the Second A&R Promissory Note that may be drawn upon by the Company up to $4,000,000, and (ii) amend the maturity date to the earlier of (x) the closing of the Company’s business combination pursuant to that certain Business Combination Agreement, dated May 19, 2023, by and among the Company and the parties thereto or (y) May 7, 2024.

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

On May 8, 2023, the Company received a letter providing notice from the representative of the underwriters, waiving any entitlement to their portion of the $6,037,500 deferred underwriting fee that accrued from their participation as the underwriters of the IPO as they have not been involved in the Business Combination process. This deferred underwriting discount, which previously increased the accumulated deficit due to the accretion of the Class A Common stock subject to possible redemption, was recorded as a recovery in the accumulated deficit during the year ended December 31, 2023.

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

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there was no preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. In August 2023, in connection with the Special Meeting as disclosed in Note 1 above, stockholders holding 3,825,869 shares of Class A common stock exercised their right to redeem such shares for $41,057,655, representing the pro rata portion of the funds in the Company’s Trust Account as of the date of the Special Meeting. As of December 31, 2023 and 2022, there were 13,424,131 and 17,250,000 shares of Class A common stock issued and outstanding subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, 4,312,500 shares of Class B common stock were issued and outstanding.

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

Note 8 —Income Taxes

During the years ended December 31, 2023 and 2022, the Company incurred $1,686,276 and $455,437, respectively of current income tax expense.

The Company’s income tax provision consists of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Federal
Current	$1,686,276	$455,437
Deferred	(571,359)	(326,534)
Change in valuation allowance	571,359	326,534
Income tax provision	$1,686,276	$455,437

The Company’s net deferred tax assets consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Deferred tax asset
Net operating loss carryforward	$—	—
Startup/Organization expenses	921,384	416,270
Interest expense	66,245	—
Total deferred tax assets	987,629	416,270
Valuation allowance	$(987,629)	(416,270)
Deferred tax asset, net of allowance	—	—

As of December 31, 2023 and 2022, the Company had U.S. federal net operating loss carryforward of $0, that do not expire.

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2023 and 2022 due to the following:

	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Business combination costs	(24.6)	—
Conditional guarantee	(9.7)	—
Other	(0.1)	—
Valuation allowance	(6.8)	53.2
Effective tax rate	(20.2)%	74.2%

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance was $571,359 and $326,534, respectively.

Note 9 —Subsequent Events

The Company has evaluated the impact of subsequent events through April 15, 2024, the date the financial statements were issued. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement, other than what is noted below and within Notes 1 and 4 above.

From January 1, 2024 to March 29, 2024, the Company drew an aggregate of $875,000 of funds under its Second A&R Promissory Note in order to fund the First 2024 Monthly Extension, the Second 2024 Monthly Extension, and working capital needs.

On each of February 29, 2024 and March 26, 2024, the Company deposited $150,000 into the Trust account for the First and Second Monthly Extensions from February 28, 2024 to April 28, 2024 pursuant to the 2024 Charter Amendment Extensions.