Form 10-Q
period 2024-03-31
Everest Consolidator Acquisition Corp
filed 2024-05-21
CIK 1863719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, there were 7,392,108 shares of the registrant’s Class A common stock and 4,312,500 shares of the registrant’s Class B common stock issued and outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including the consummation of the proposed Unifund Business Combination (defined below) and related matters. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:

●	our ability to complete an initial business combination;
●	our being a company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses in our industry or otherwise;
●	our ability to access additional sources of working capital and to continue as a going concern;
●	our ability to source additional funds to satisfy income and tax liabilities;
●	risks related to the material weaknesses identified in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our ability to obtain a fairness opinion with respect to a target business, without which you may be relying solely on the judgment of our board of directors in approving a proposed business combination;
●	our issuance of additional shares of capital stock or debt securities to complete a business combination, thereby reducing the equity interest of our stockholders and likely causing a change in control of our ownership;
●	our ability to assess the management of a prospective target business;
●	our ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our ability to consummate an initial business combination due to the status of the debt and equity markets, and changes in laws or regulations, including changes imposing additional requirements on business combination transactions involving SPACs and private operating companies and the application of the 1% U.S. federal excise tax under the Inflation Reduction Act;
●	the risk of cyber incidents or attacks directed at us resulting in information theft, data corruption, operational disruption and/or financial loss;
●	the liquidity and trading market for our public securities;
●	the lack of a market for our securities;
●	the impact of any legal proceedings, investigations or inquiries instituted against the Company;
●	our status as a an emerging growth company and a smaller reporting company within the meaning of the Securities Act;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	the potential tax consequences of investing in our securities; or
●	our financial performance.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and other risks and uncertainties discussed herein in Part II, Item 1A, “Risk Factors,” and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “2023 Form 10-K”), and the preliminary prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-273362) initially filed by the Company and the New PubCo (as defined herein) with the SEC on July 21, 2023, as subsequently amended, relating to the proposed Unifund Business Combination (the “Registration Statement”), and in our other filings with the SEC.

The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Investors are cautioned not to unduly rely upon these statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash	$26,973	$103,976
Total current assets	26,973	103,976
Marketable securities held in trust account	83,596,299	148,555,898
Total assets	$83,623,272	$148,659,874

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,950,511	$3,383,281
Accrued expenses	8,221,354	7,093,247
Loan payable - related party	3,777,500	2,752,500
Excise tax liability	1,082,317	410,577
Due to related party	120,000	90,000
Conditional guarantee liability	3,983,096	3,845,474
Income taxes payable	2,231,722	1,783,230
Total current liabilities	23,366,500	19,358,309
Total liabilities	23,366,500	19,358,309

Commitments and Contingencies (Note 5)

Class A Common stock subject to possible redemption, $0.0001 par value, 100,000,000 shares authorized; 7,392,108 at $11.14 redemption value shares issued and outstanding as of March 31, 2024 and 13,424,131 shares at $11.01 redemption value shares issued and outstanding as of December 31, 2023	82,334,453	147,811,944

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 7,392,108 and 13,424,131 shares subject to possible redemption as of March 31, 2024 and December 31, 2023, respectively)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Accumulated deficit	(22,078,112)	(18,510,810)
Total stockholders’ deficit	(22,077,681)	(18,510,379)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$83,623,272	$148,659,874

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2024	2023

General and administrative expenses	$2,062,840	$2,373,223
Loss from operations	(2,062,840)	(2,373,223)
Other income (expense):
Investment income held in Trust Account	1,634,399	1,897,729
Interest expense	(184,500)	—
Conditional guarantee expense	(137,622)	—
Net loss before income taxes	(750,563)	(475,494)

Income tax provision	(448,492)	(382,013)

Net loss	$(1,199,055)	$(857,507)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	11,104,122	17,250,000

Basic and diluted net loss per share, Class A subject to possible redemption	$(0.08)	$(0.04)

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	4,312,500	4,312,500

Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.08)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	13,424,131	$147,811,944	4,312,500	$431	$—	$(18,510,810)	$(18,510,379)
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	1,696,507	—	—	—	(1,696,507)	(1,696,507)
Redemptions of Class A Common stock subject to possible redemption	(6,032,023)	(67,173,998)	—	—	—	—	—
Excise tax	—	—	—	—	—	(671,740)	(671,740)
Net loss	—	—	—	—	—	(1,199,055)	(1,199,055)
Balance - March 31, 2024	7,392,108	$82,334,453	4,312,500	$431	$—	$(22,078,112)	$(22,077,681)

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	17,250,000	$177,667,994	4,312,500	$431	$—	$(6,349,715)	$(6,349,284)
Proceeds from sale of private placement warrants	—	—	—	—	1,725,000	—	1,725,000
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	3,200,188	—	—	(1,725,000)	(1,475,188)	(3,200,188)
Net loss	—	—	—	—	—	(857,507)	(857,507)
Balance - March 31, 2023	17,250,000	$180,868,182	4,312,500	$431	$—	$(8,682,410)	$(8,681,979)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,199,055)	$(857,507)
Adjustments to reconcile net loss to net cash used in operating activities
Investment income held in Trust account	(1,634,399)	(1,897,729)
Conditional guarantee expense	137,622	—
Changes in operating assets and liabilities
Prepaid expenses	—	106,438
Accounts payable	567,230	944,617
Accrued expenses	1,128,107	1,068,778
Due to related party	30,000	—
Income taxes payable	448,492	382,013
Net cash used in operating activities	(522,003)	(253,390)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(580,000)	(1,725,000)
Redemption of investments	67,173,998	101,748
Net cash provided by (used in) investing activities	66,593,998	(1,623,252)

Cash Flows from Financing Activities:
Proceeds from issuance of private placement warrants to Sponsor	—	1,725,000
Proceeds from promissory note - related party	1,025,000	—
Redemption of Class A shares subject to possible redemption	(67,173,998)	—
Net cash provided by (used in) financing activities	(66,148,998)	1,725,000

Net change in cash	(77,003)	(151,642)

Cash - beginning of the period	103,976	236,151
Cash - end of the period	$26,973	$84,509

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares subject to possible redemption	$1,696,507	$3,200,188
Excise tax liability	$671,740	$—

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 8, 2021 (inception) through March 31, 2024 relates to the Company’s formation, activities necessary to prepare for the initial public offering (the “Initial Public Offering” or the “IPO”), and the activities necessary to identify a target company and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO.

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

As of the IPO date, a total of $175,950,000 of the net proceeds from the IPO and the Private Placement, which includes the $6,037,500 deferred underwriting commission, were placed in a U.S.-based trust account (the “Trust Account”) at Bank of America maintained by Equiniti Trust, LLC (f/k/a American Stock Transfer & Trust Company, LLC), acting as trustee. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the IPO and the Private Placement held in the Trust Account will not be released until the earliest of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A common stock shares, $0.0001 par value, included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within up to 33 month period (the “Combination Period”) from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A common stock shares included in the Units sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within the Combination Period from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. See the below sections titled “Extensions of the Period to Complete the Initial Business Combination,” “2023 Special Meeting of Stockholders” and “2024 Special Meeting of Stockholders” for additional information related to the Combination Period.

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

In connection with the Initial Extension and the Second Extension described above, the Sponsor entered into promissory notes in the aggregate amount of $3,450,000 ($1,725,000 for each extension) at an interest rate of 16% per annum (each, an “Extension Note” and together, the “Extension Notes”) with Everest Consolidator – A Series of Master Fund I LLC (the “Noteholder”), a third-party investor.

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

2023 Special Meeting of Stockholders

On August 24, 2023, the Company convened a special meeting of stockholders (the “2023 Special Meeting”) at which our stockholders approved, among other items, (i) a proposal to amend the Company’s amended and restated certificate of incorporation to provide the board of directors with the right to extend (the “Monthly Extensions”) the date by which the Company has to consummate a business combination (the “Combination Period”) up to an additional six (6) times for one (1) month each time, from August 28, 2023 to February 28, 2024 (as extended, the “Extended Date”) (the “2023 Extension Amendment Proposal”); (ii) a proposal to approve the adoption of an amendment (the “2023 Trust Amendment”) to the Trust Agreement to allow the Company to extend the Combination Period up to an additional six (6) times for one (1) month each time from August 28, 2023 to February 28, 2024, the Extended Date, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $280,000 and (b) $0.035 per public share then outstanding (the “Trust Amendment Proposal”); and (iii) a proposal to amend the amended and restated certificate of incorporation to eliminate the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation”) to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “2023 Redemption Limitation Amendment Proposal” and together with the 2023 Extension Amendment Proposal and the Trust Amendment Proposal, the “2023 Charter Amendment Proposals”).

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

On January 28, 2024, the Company further extended the period it has to consummate an initial Business Combination by a period of one month, or until February 28, 2024 (the “Sixth Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $280,000 into the Company’s Trust Account.

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

In connection with the 2024 Charter Amendment Proposals, holders of the Company’s public shares were given the opportunity to redeem their public shares for a pro rata share of the funds on deposit in the Trust Account, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding public shares. Stockholders holding 6,032,023 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $67.2 million (approximately $11.14 per Public Share) were removed from the Company’s Trust Account to pay such redeeming holders of Public Shares. Following the redemptions, a total of 7,392,108 Public Shares remained outstanding and eligible for redemption, and the Company had approximately $82.7 million remaining in the Trust Account.

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

On April 26, 2024, the Company further extended the period it has to consummate an initial Business Combination by a period of one month, or until May 28, 2024 (the “Third 2024 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $150,000 into the Company’s Trust Account.

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

On August 24, 2023, the Company’s stockholders redeemed 3,825,869 Class A common stock shares for a total of $41,057,655. On February 26, 2024, the Company’s stockholders redeemed an additional 6,032,023 Class A common stock shares for a total of $67,173,998. The Company evaluated the classification and accounting of the stock redemptions under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of the excise taxes becoming payable and determined that a contingent liability should be calculated and recorded. During the three months ended March 31, 2024, the Company accrued $671,740 of excise tax liability related to the February 26, 2024 redemptions. The excise tax liability totaled $1,082,317 and $410,577 as of March 31, 2024 and December 31, 2023, respectively.

Liquidity and Going Concern

As of March 31, 2024, the Company held $26,973 outside of the Trust Account (reserved for tax payments) and had a working capital deficit of $23,339,527, which is not sufficient to allow the Company to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements, assuming that the proposed Business Combination with Unifund or another target company is not consummated during that time. Giving effect to the 2024 Charter Amendment Proposals discussed above, the Company has until August 28, 2024 to complete an initial Business Combination, subject to the Company making the required Trust Account deposits. If an initial Business Combination is not consummated by August 28, 2024, absent any further extension, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and provide for the required monthly extension Trust Account deposits. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Management has determined that the liquidity condition, potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Franchise and Income Tax Withdrawals

In August 2023, the Company withdrew $1,075,252 of interest and dividend income earned in the Trust Account for payment of the Company’s franchise and income tax liabilities. The withdrawn funds were restricted for payment of such tax liabilities under the Company’s certificate incorporation and the terms of the Trust Agreement. Through September 30, 2023, the Company mistakenly used $752,885 of these funds for the payment of general operating expenses. In consultation with counsel, management determined that this use of funds was not in accordance with the Trust Agreement. The Company disbursed an aggregate of $322,267, the balance of the funds withdrawn from the Trust Account, for payment of general operating expenses between October 1, 2023 and November 6, 2023, also counter to the terms of the Trust Agreement. As of the date of this Quarterly Report on Form 10-Q, none of the $1,075,252 had been remitted to satisfy franchise and income tax liabilities and such liabilities remain outstanding. The Company intends to raise additional funds prior to the closing of the Business Combination to satisfy income and franchise tax liabilities. In the event that a Business Combination does not close, any loan made to the Company for the purpose of paying overdue tax obligations that should have been paid using the Withdrawn Trust Funds would be repaid only out of funds held outside the Trust Account. On May 8, 2024, the Sponsor executed a written commitment (the “Commitment Letter”) to pay any amount that the Company is unable to pay that is owed to the Internal Revenue Service for federal income tax or to the Division of Corporations of the State of Delaware for franchise tax, including upon and following a liquidation of the Trust Account, as a result of the use Withdrawn Trust Funds for general corporate purposes. The Company believes that the Sponsor’s obligations under the Commitment Letter accomplish the same outcome as restoring funds to the Trust Account in the event that the Trust Account is liquidated because the amounts withdrawn from the Trust Account in the third quarter of 2023 were intended for the payment of tax obligations.

Note 2—Summary of Significant Accounting Policies

During the three-month period ended March 31, 2024, there were no changes to the significant accounting policies in relation to what was described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”).

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed financial position as of March 31, 2024 and its results of operations for the three-month periods ended March 31, 2024 and 2023, and changes in stockholders’ deficit and cash flows for the periods presented. The results disclosed in the unaudited condensed statement of operations for the three-months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 filed with the Securities and Exchange Commission.

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

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Marketable securities held in the Trust Account

As of March 31, 2024 and December 31, 2023, the Company’s portfolio of investments held in the Trust Account are comprised solely of securities held in a mutual fund that invests in U.S. Treasury securities with a maturity of 180 days or less. These securities are presented on the unaudited condensed balance sheets at their fair value at the end of each reporting period. Earnings on these securities are included in investment income in the accompanying unaudited condensed statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

During the three months ended March 31, 2024 and 2023, the Company did not withdraw any dividend and interest income from the Trust Account for payment of franchise and income tax obligations (see Note 4). As of the date of this Quarterly Report on Form 10-Q, $1,075,252 of the funds withdrawn during the year ended December 31, 2023 have not been remitted to satisfy franchise and income tax liabilities and such liabilities remain outstanding.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheet as of March 31, 2024 is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Redemptions of Class A common stock	(108,231,653)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	14,616,106
Class A common stock subject to possible redemption	$82,334,453

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheet as of December 31, 2023 is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Redemptions of Class A common stock	(41,057,655)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	12,919,599
Class A common stock subject to possible redemption	$147,811,944

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist cash accounts in financial institutions which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on its cash accounts and management believes the Company is not exposed to significant risks on such account.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of March 31, 2024 and December 31, 2023, the Company only held Level 1 financial instruments, which are the Company’s Marketable securities held in Trust Account.

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

Business Combination Costs

Costs incurred in relation to a potential Business Combination may include legal, accounting, and other expenses. Any such costs are expensed as incurred. The Company incurred approximately $1.6 million and $0 of Business Combination costs (including all costs incurred by Unifund in connection with the Business Combination Agreement in accordance with its terms), for the three-months ended March 31, 2024 and 2023, respectively.

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares outstanding for the period. The Company’s unaudited condensed statements of operations include a presentation of loss per ordinary share subject to redemption in a manner similar to the two-class method of loss per share. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company’s Public Warrants (see Note 6) and Private Placement Warrants (see Note 4) could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented. A reconciliation of net loss per ordinary share is as follows:

For the three months ended
March 31, 2024
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(863,643)
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Common Stock	11,104,122
Basic and diluted net loss per share, Redeemable Class A Common Stock	$(0.08)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(335,412)
Denominator: Weighted Average Shares Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B Common Stock	$(0.08)

For the three months ended
March 31, 2023
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(686,006)
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net loss per share, Redeemable Class A Common Stock	$(0.04)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(171,501)
Denominator: Weighted Average Shares Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B Common Stock	$(0.04)

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the unaudited condensed financial statements and tax basis of assets and liabilities and net operating and capital loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance is reduced when it is determined that it is more likely than not that the deferred tax asset will be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits and underpaid income taxes as income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is subject to income tax examinations since inception by various taxing authorities.

There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company has not recorded any amounts related to uncertain tax positions.

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

As of March 31, 2024 and December 31, 2023, the Company deemed that the payment of the Extension Notes on behalf of the Sponsor was probable and recorded a liability of $3,983,096 and $3,845,474, respectively, including $3,450,000 of principal, and $533,096 and $395,474 of accrued interest related to the Extension Notes through March 31, 2024 and December 31, 2023, respectively.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2024, which did not have a material impact on its financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Note 3—Initial Public Offering

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

As of March 31, 2024 and December 31, 2023, there were 4,312,500 shares of Class B common stock shares issued and outstanding.

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

Guarantee Agreements

On February 28, 2023 and May 26, 2023, in connection with the Initial Extension and Second Extensions, respectively, the Company’s Sponsor deposited an aggregate of $3,450,000 into the Company’s Trust Account, representing $0.10 per public share, in exchange for the Company’s issuance of to the Sponsor of 2,300,000 Private Placement Warrants, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the Company’s initial public offering.

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

For each of the three month periods ended March 31, 2024 and 2023, the Company expensed $30,000 for the services provided through the Administrative Services Agreement. As of March 31, 2024 and December 31 2023, the balance due under the agreement was $120,000 and $90,000, respectively, and was included in Due to related party.

Related Party Loans

On May 24, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Loan”). This loan was non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the Initial Public Offering (the “Maturity Date”). There were no amounts outstanding related to the Loan as of March 31, 2024 as the Loan had been fully paid at the IPO Date.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, no amounts were due under the Working Capital Loans.

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

On December 7, 2023, the Company the Sponsor amended and restated the Promissory Note (the “First Amended Promissory Note”) to, among other things (i) increase the principal amount that may be drawn upon by the Company to up to $3,500,000, (ii) amend the rate at which interest accrues on outstanding principal amounts to (a) 6.0% for any principal amount drawn down up to $1,500,000 and (b) 18.0% for any principal amount drawn down greater than $1,500,000, and (iii) amend the maturity date to the earlier of (a) the closing of the Business Combination or (b) February 28, 2024.

On March 26, 2024, the Company further amended and restated the Promissory Note (the “Second A&R Promissory Note”) to, among other things (i) increase the principal amount that may be drawn upon by the Company to up to $4,000,000, and (ii) amend the maturity date to the earlier of (a) the closing of the Business Combination or (b) May 7, 2024.

Through March 31, 2024 and December 31, 2023, the Company received an aggregate of $3,777,500 and $2,752,500, respectively, in proceeds from the Sponsor under the Promissory Note, as amended. The Company recorded interest expense of $184,500 and $0 on the Amended Promissory Note for the three month periods ended March 31, 2024 and 2023, respectively.

On May 10, 2024, the Company and the Sponsor further amended and restated the Second A&R Promissory Note (the “Third A&R Promissory Note”) to (i) increase the principal amount of the Third A&R Promissory Note that may be drawn upon by the Company up to $4,500,000, and (ii) amend the maturity date to the earlier of (x) the closing of the Business Combination or (y) August 28, 2024.

As of May 20, 2024, there was an outstanding balance of $4,227,500 under the Third A&R Promissory Note.

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

On May 8, 2023, the Company received a letter providing notice from the representative of the underwriters, waiving any entitlement to their portion of the $6,037,500 deferred underwriting fee that accrued from their participation as the underwriters of the IPO as they have not been involved in the Business Combination process. This deferred underwriting discount, which previously increased the accumulated deficit due to the accretion of the Class A Common stock subject to possible redemption, was recorded as a recovery in the accumulated deficit during the second quarter of 2023.

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

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there was no preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. In August 2023, in connection with the Special Meeting as disclosed in Note 1 above, stockholders holding 3,825,869 shares of Class A common stock exercised their right to redeem such shares for $41,057,655, representing the pro rata portion of the funds in the Company’s Trust Account as of the date of the Special Meeting. In February 2024, in connection with the 2024 Special Meeting as disclosed in Note 1 above, stockholders holding 6,032,023 shares of Class A common stock exercised their right to redeem such shares for $67,173,998, representing the pro rata portion of the funds in the Company’s Trust Account as of the date of the Special Meeting. As of March 31, 2024 and December 31, 2023, there were 7,392,108 and 13,424,131 shares of Class A common stock issued and outstanding subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, 4,312,500 shares of Class B common stock were issued and outstanding.

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

Note 8—Income Taxes

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable loss and associated income tax provision based on actual results through March 31, 2024. The Company’s effective tax rate was (59.8%) and (80.3%) for the three months ended March 31, 2024 and 2023, respectively. The difference between the effective tax rate of (59.8%) for the three months ended March 31, 2024 and the U.S. federal statutory rate of 21% for the three months ended March 31, 2024 was primarily due to permanent differences resulting from transaction costs associated with the Company’s proposed business combination (Note 1) and the interest and penalties incurred, and the temporary difference resulting from the change in the valuation allowance recorded against the deferred taxes arising from the Company’s startup costs. The difference between the effective tax rate of (80.3%) for the three months ended March 31, 2023 and the U.S. federal statutory rate of 21% for the three months ended March 31, 2023 was primarily due to the change in the valuation allowance, resulting from recognizing a full valuation allowance against the deferred tax assets arising from the Company’s startup costs.

As of March 31, 2024, and December 31, 2023, the Company has no uncertain tax positions related to federal and state income taxes. The 2022 and 2021 federal tax returns for the Company remain open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the unaudited condensed financial statements as tax expense. For the three months ended March 31, 2024, the Company incurred $119,958 of interest and penalties on the unremitted income tax obligations. No interest or penalties were incurred during the three months ended March 31, 2023.

Note 9—Subsequent Events

The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than below:

On April 26, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until May 28, 2024 in connection with which Company’s Sponsor deposited $150,000 into the Company’s Trust Account.

On May 10, 2024, the Company and the Sponsor further amended and restated the Secondary A&R Promissory Note (the “Third A&R Promissory Note”) to (i) increase the principal amount of the Third A&R Promissory Note that may be drawn upon by the Company up to $4,500,000, and (ii) amend the maturity date to the earlier of (x) the closing of the Business Combination or (y) August 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements for the period ended March 31, 2024, and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 16, 2024 (the “2023 Form 10-K”). This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A, “Risk Factors” in the 2023 Form 10-K, under Part II, Item IA. “Risk Factors,” and under the heading “Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

For a description of the terms of the Business Combination Agreement and related agreements, refer to Note 1. Description of Organization and Business Operations to the unaudited condensed financial statements contained elsewhere in this Quarterly Report on Form 10-Q, to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023, and to the prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-273362) initially filed with the SEC on July 21, 2023 by the Company and the NewPubco in relation to the proposed Unifund Business Combination (such registration statement, as subsequently amended or supplemented, the “Registration Statement”).

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

This Quarterly Report on Form 10-Q does not give effect to the proposed Unifund Business Combination and does not contain the risks associated with the proposed Unifund Business Combination. Such risks and effects relating to the proposed Unifund Business Combination are included in the Registration Statement.

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

In connection with the financing of the Initial Extension and the Second Extension, the Sponsor entered into promissory notes in the aggregate amount of $3,450,000 ($1,725,000 for each extension) at an interest rate of 16% per annum (each, an “Extension Note” and together, the “Extension Notes”) with Everest Consolidator – A Series of Master Fund I LLC (the “Noteholder”), a third-party investor. In connection with the Sponsor’s issuance of the Extension Notes, the Company entered into a Conditional Guaranty Agreements in favor of the Noteholder in respect of each Note (each term as defined herein). See “Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” for a description of the Conditional Guarantees.

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

In connection with the 2024 Charter Amendment Proposals, holders of the Company’s public shares were given the opportunity to redeem their public shares for a pro rata share of the funds on deposit in the Trust Account, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding public shares. Stockholders holding 6,032,023 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $67.2 million (approximately $11.14 per Public Share) was removed from the Company’s trust account to pay such redeeming holders of Public Shares. Following the redemptions, a total of 7,392,108 Public Shares remained outstanding and eligible for redemption, and the Company had approximately $82.7 million remaining in the Trust Account.

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

On April 26, 2024, the Company further extended the period it has to consummate an initial Business Combination by a period of one month, or until May 28, 2024. In connection with the one-month extension, the Company’s Sponsor deposited $150,000 into the Company’s Trust Account.

The Combination Period currently expires on May 28, 2024. The Company may extend the Combination Period for up to three additional one-month periods to August 28, 2024 pursuant to the 2024 Charter Amendment Extensions.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 8, 2021 (inception) through March 31, 2024 were organizational activities, the activities necessary for our IPO, and those to complete the initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account established at the time of the IPO to hold certain proceeds from the IPO and the concurrent sale of the private placement warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as the transaction costs in relation to the proposed Unifund Business Combination.

For the three months ended March 31, 2024, we had a net loss of $1,199,055, which consists of investment income held in the Trust Account of $1,634,399, offset by general and administrative expenses of $2,062,840, expense of $137,622 related to the increase in conditional guarantee balance, interest expense of $184,500, and the provision for income taxes of $448,492. Of the $2,062,840 of general and administrative expenses, approximately $1.6 million relate to business combination costs and the remaining approximately $0.4 million consisted of operating expenses, including but not limited to legal, accounting, and insurance costs.

For the three months ended March 31, 2023, we had a net loss of $857,507, which consists of investment income held in Trust Account of $1,897,729, offset by general and administrative expenses of $2,373,223 and the provision for income taxes of $382,013. General and administrative expenses during the three months ended March 31, 2023 consisted of operating expenses, including but not limited to legal, accounting, and insurance costs, and costs to identify an acquisition target.

For the three months ended March 31, 2024, the net loss increased to $1,199,055, as compared to $857,507 for the three months ended March 31, 2023, due to the decrease in dividend and interest income and the increase in income tax expense, partially offset by the decrease in general and administrative expenses. For the three months ended March 31, 2024, the dividend and interest income decreased to $1,634,399, as compared to $1,897,729 for the three months ended March 31, 2023, due to the decrease in the principal balance in the Trust Account which resulted from the August 2023 and February 2024 redemptions. For the three months ended March 31, 2024, the income tax expense increased to $448,492, as compared to $382,013 for the three months ended March 31, 2023, due to interest and penalties of $119,958 on unremitted income tax liabilities. General and administrative costs remained consistent during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to the Company’s continued efforts towards completion of the Unifund Business Combination.

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

During 2021, we generated net proceeds of $177,606,386 from the (i) the sale of the units in the IPO, after deducting offering expenses, underwriting commissions, but excluding deferred underwriting commissions, and (ii) the sale of the private placement warrants. Of this amount, $175,950,000 were deposited in the Trust Account, which included $6,037,500 of deferred underwriting commissions (entitlement to which has since been waived by the underwriter). The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in mutual funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

In August 2023, the Company withdrew $1,075,252 of interest and dividend income earned in the Trust Account (the “Withdrawn Trust Funds”) for payment of the Company’s franchise and income tax liabilities. The Withdrawn Trust Funds were restricted for payment of such tax liabilities under the Company’s certificate incorporation and the terms of the Trust Agreement. Through September 30, 2023, the Company mistakenly used $752,885 of Withdrawn Trust Funds for the payment of general operating expenses. In consultation with counsel, management determined that this use of funds was not in accordance with the Trust Agreement. The Company disbursed an aggregate of $322,267, the balance of the Withdrawn Trust Funds, for payment of general operating expenses between October 1, 2023 and November 6, 2023, also counter to the terms of the Trust Agreement. As of the date of this Quarterly Report on Form 10-Q, none of the $1,075,252 had been remitted to satisfy franchise and income tax liabilities and such liabilities remain outstanding. The Company intends to raise additional funds prior to the closing of the Business Combination to satisfy income and franchise tax liabilities. In the event that a Business Combination does not close, any loan made to the Company for the purpose of paying overdue tax obligations that should have been paid using the Withdrawn Trust Funds would be repaid only out of funds held outside the Trust Account. On May 8, 2024, the Sponsor executed a written commitment (the “Commitment Letter”) to pay any amount that the Company is unable to pay that is owed to the Internal Revenue Service for federal income tax or to the Division of Corporations of the State of Delaware for franchise tax, including upon and following a liquidation of the Trust Account, as a result of the use Withdrawn Trust Funds for general corporate purposes. The Company believes that the Sponsor’s obligations under the Commitment Letter accomplish the same outcome as restoring funds to the Trust Account in the event that the Trust Account is liquidated because the amounts withdrawn from the Trust Account in the third quarter of 2023 were intended for the payment of tax obligations.

For the three months ended March 31, 2024 and 2023, cash used in operating activities was $522,003 and $253,390, respectively. The increase in cash used in operating activities was primarily due to increased cash payments for transaction costs.

As of March 31, 2024, we had cash of $26,973 held outside of the Trust Account (reserved for tax payment) and marketable securities held in the Trust Account of $83,596,299 consisting of securities held in a mutual fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay income and franchise taxes.

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

In order to finance transaction costs in connection with a Business Combination the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, no amounts were due under the Working Capital Loans.

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

On December 7, 2023, the Company and the Sponsor amended and restated the Promissory Note (the “First Amended Promissory Note”) to, among other things (i) increase the principal amount that may be drawn upon by the Company to up to $3,500,000, (ii) amend the rate at which interest accrues on outstanding principal amounts to (a) 6.0% for any principal amount drawn down up to $1,500,000 and (b) 18.0% for any principal amount drawn down greater than $1,500,000, and (iii) amend the maturity date to the earlier of (a) the closing of the Business Combination or (b) February 28, 2024.

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

Through March 31, 2024 and December 31, 2023, the Company received an aggregate of $3,777,500 and $2,752,500, respectively, in proceeds from the Sponsor under the Promissory Note, as amended. During the three months ended March 31, 2024 and 2023, the Company drew an aggregate of $1,025,000 and $0, respectively, of funds under the Promissory Note, as amended, in order to fund the First 2024 Monthly Extension, the Second 2024 Monthly Extension, and working capital needs.

On May 10, 2024, the Company and the Sponsor further amended and restated the Secondary A&R Promissory Note (the “Third A&R Promissory Note”) to (i) increase the principal amount of the Third A&R Promissory Note that may be drawn upon by the Company up to $4,500,000, and (ii) amend the maturity date to the earlier of (x) the closing of the Business Combination or (y) August 28, 2024.

As of May 20, 2024, there was an outstanding balance of $4,227,500 under the Third A&R Promissory Note

As discussed above, on each of February 29, 2024, March 26, 2024, and April 26, 2024, the Company deposited $150,000 into the Trust account for the first and second one-month extension from February 28, 2024 to May 28, 2024 pursuant to the 2024 Charter Amendment Extensions.

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

The $26,973 held outside of the Trust Account as of March 31, 2024, in combination with the working capital deficit of $23,339,527, will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements contained elsewhere in this Form 10-Q, assuming that a Business Combination is not consummated during that time.

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

Management has determined that our liquidity condition, potential mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern, assuming a Business Combination is not consummated before August 28, 2024. The unaudited condensed financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For each of the three months ended March 31, 2024 and 2023, the Company expensed $30,000 for the services provided through the Administrative Services Agreement. As of March 31, 2024 and December 31, 2023, the balance due under the agreement was $120,000 and $90,000, respectively, and was included in Due to related party.

Conditional Guarantees

In connection with the Initial Extension and the Second Extension, the Company entered into a Conditional Guaranty Agreement in favor of the Noteholder in respect of each Extension Note. Pursuant to each Conditional Guaranty Agreement, the Company has agreed, subject to the Company’s consummation of an Initial Business Combination prior to the Termination Date, to guarantee the payment by the Sponsor to the Noteholder when due of all principal and accrued interest owed to the Noteholder under the respective Extension Note. Upon consummation of the Business Combination, the Company will become the primary obligor under the Extension Notes and will be required to pay all principal and accrued interest owed to the Noteholder. The Company’s obligations under each Conditional Guaranty Agreement will terminate upon the earliest to occur of (i) the payment in full or discharge and termination of the Extension Note, (ii) the failure to consummate an initial business combination prior to the Termination Date or (iii) immediately prior to the voluntary or involuntary liquidation, dissolution or winding up of the Company. The Noteholder has waived any right, title, interest and claim of any kind as it relates to the Trust Account.

The Company accounts for the Conditional Guarantees in accordance with the guidance in ASC 460, “Guarantees” (“ASC 460”) as the Conditional Guarantees contingently require the Company to make payments to a guaranteed party. As required by ASC 460, at the inception, the Company assessed the need to recognize a liability for the contingent component of the guarantee (the obligation to make future payments upon the occurrence of certain events) in accordance with the guidance in ASC 450, “Contingencies” (“ASC 450”). Under ASC 450, a Company is required to record a liability if it is probable that the Company would have to make a payment under the guarantee, and the payment can be reasonably estimated. See Note 4 to the unaudited condensed financial statements contained elsewhere in this Quarterly Report on Form 10-Q for further detail regarding the Conditional Guarantees.

As of March 31, 2024 and December 31, 2023, the Company deemed that the payment of the Extension Notes on behalf of the Sponsor was probable and recorded a liability of $3,983,096 and $3,845,474, respectively, including $3,450,000 of principal, and $533,096 and $395,474 of accrued interest related to the Extension Notes through March 31, 2024 and December 31, 2023, respectively.

Promissory Note

See “—Liquidity, Capital Resources and Going Concern,” above for a description of the Promissory Note, as subsequently amended and restated by the Amended Promissory note, the Second A&R Promissory Note and the Third A&R Promissory Note) issued by the Company in connection with amounts received in the form of working capital loans during the three months ended March 31, 2024. The Company recorded the interest expense of $184,500 on the Amended Promissory Note for the three months ended March 31, 2024.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheet as of March 31, 2024 is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Redemptions of Class A common stock	(108,231,653)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	14,616,106
Class A common stock subject to possible redemption	$82,334,453

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheet as of December 31, 2023 is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Redemptions of Class A common stock	(41,057,655)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	12,919,599
Class A common stock subject to possible redemption	$147,811,944

Net loss Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement in the calculation of diluted income per share, because the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti- dilutive. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent accounting standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2024, which did not have a material impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Jumpstart Our Business Startups Act of 2012

Under the JOBS Act, an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of new or revised accounting standards that have different transition dates for public and private companies until those standards would otherwise apply to private companies. We meet the definition of an “emerging growth company” and have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (x) are no longer an emerging growth company, or (y) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies.

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

In connection with this Quarterly Report on Form 10-Q, our management, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, and as a result of the material weaknesses described below and the disclosure control deficiency identified in the Company’s Form 10-Q/A filed with the SEC on February 14, 2024, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

During the third quarter of 2023, the Company withdrew $1,075,252 of interest and dividend income earned in the Trust Account. Such Withdrawn Trust Funds were restricted for payment of the Company’s tax liabilities as provided in the Company’s certificate of incorporation and the terms of the Trust Agreement. During the three months ended September 30, 2023, the Company mistakenly used $752,885 of the Withdrawn Trust Funds for the payments of general operating expenses counter to the terms of the Trust Agreement. Subsequent to the end of the quarter ended September 30, 2023, the Company disbursed an aggregate of $322,267, the balance of the Withdrawn Trust Funds, for payment of general operating expenses between October 1, 2023 and November 6, 2023. The Withdrawn Trust Funds were disbursed without appropriate review and approval to ensure that the disbursements were made in accordance with the Trust Agreement ensuring an appropriate safeguarding of assets. As a result of the foregoing, management concluded that the existing control structure failed and that a material weakness exists in our internal control over financial reporting related to the review and approval of cash disbursements. In addition, the disbursement of the balance of the Withdrawn Trust Funds subsequent to September 30, 2023 was not reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, originally filed with the SEC on December 19, 2023. This omission resulted in the restatement of the Company’s unaudited condensed financial statements for the quarter ended September 30, 2023. The Company’s controls over the completeness of subsequent events disclosure failed and as a result of this restatement, management concluded that there was an additional material weakness in our internal control over financial reporting relating to the reporting of material subsequent event information in the notes to the financial statements.

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

As of March 31, 2024, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weaknesses, however until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation Efforts to Address Previously Identified Material Weaknesses,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk disclosed under Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K, which information is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our business. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K. We may disclose additional changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For a discussion of risks factors related to proposed Unifund Business Combination, see the Registration Statement (File No. 333-273362) initially filed by the Company and the NewPubco with the SEC on July 21, 2023 and subsequently amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three months ended March 31, 2024, that were not otherwise disclosed in a Current Report on Form 8-K.

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

In connection with the shareholder vote to approve the Extension Amendment Proposal at the 2023 Special Meeting on August 24, 2023, the holders of 3,825,869 shares of Class A common stock exercised their right to redeem such shares at a per share redemption price of approximately $10.73, and an aggregate of $41,057,655 was withdrawn from the trust account. Following the 2023 Special Meeting and associated redemptions, we had approximately $144.9 million left remaining in the Trust Account

In connection with the shareholder vote to approve the Extension Amendment Proposal at the 2024 Special Meeting on February 26, 2024, the holders of 6,032,023 shares of Class A common stock exercised their right to redeem such shares at a per share redemption price of approximately $11.14, and an aggregate of $67.2 million was withdrawn from the trust account. Following the 2024 Special Meeting and associated redemptions, we had approximately $82.7 million left remaining in the Trust Account.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)None.

(b)None.

(c)During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1†	Business Combination Agreement, dated as of May 19, 2023, by and among the Company, Unifund Financial Technologies, Inc., Unifund Holdings, LLC and USV, LLC	10-Q	001-41100	2.1	08/14/23

2.2	Waiver and Consent to Business Combination Agreement and Plan of Merger, dated as of February 25, 2024, by and among Everest Consolidator Acquisition Corporation, Everest Consolidator Sponsor, LLC and Unifund Holdings, LLC.	8-K	001-41100	2.1	02/26/24

3.1	Amended and Restated Certificate of Incorporation	8-K	001-41100	3.1	11/29/21

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41100	3.1	08/25/23

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-41100	3.1	2/26/24

3.4	Amended and Restated Bylaws	8-K	001-41100	3.2	11/29/21

10.1	Second Amended and Restated Promissory Note, dated March 26, 2023, issued by Everest Consolidator Acquisition Corporation to Everest Consolidator Sponsor, LLC	8-K	001-41100	10.1	3/26/24

10.2	Second Amendment to the Investment Management Trust Agreement, dated as of February 26, 2024, by and between Everest Consolidator Acquisition Corporation and American Stock Transfer & Trust Company, LLC.	8-K	001-41100	10.1	2/26/24

10.3	Commitment Letter, dated May 8, 2024, issued by Everest Consolidator Sponsor LLC to Everest Consolidator Acquisition Corporation.	8-K	001-41100	10.1	5/10/24

10.4	Third Amended and Restated Promissory Note, dated May 10, 2024, issued by Everest Consolidator Acquisition Corporation to Everest Consolidator Sponsor, LLC	8-K	001-41100	10.2	5/10/24

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*	Filed herewith.
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

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

Date: May 20, 2024	By:	/s/ Adam Dooley
Adam Dooley
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)