Form 10-Q
period 2024-06-30
Everest Consolidator Acquisition Corp
filed 2024-08-19
CIK 1863719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, there were 7,392,108 shares of the registrant’s Class A common stock and 4,312,500 shares of the registrant’s Class B common stock issued and outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including the consummation of the proposed Unifund Business Combination (defined below) and related matters. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:

●	our ability to complete the proposed Unifund Business Combination, or any initial business combination;
●	our ability to extend the Combination Period;
●	our being a company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses in our industry or otherwise;
●	our ability to access additional sources of working capital and to continue as a going concern;
●	our ability to source additional funds to satisfy income and tax liabilities;
●	risks related to the material weaknesses identified in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our ability to obtain a fairness opinion with respect to a target business, without which you may be relying solely on the judgment of our board of directors in approving a proposed business combination;
●	our issuance of additional shares of capital stock or debt securities to complete a business combination, thereby reducing the equity interest of our stockholders and likely causing a change in control of our ownership;
●	our ability to assess the management of a prospective target business;
●	our ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our ability to consummate an initial business combination due to the status of the debt and equity markets, and changes in laws or regulations, including changes imposing additional requirements on business combination transactions involving SPACs and private operating companies and the application of the 1% U.S. federal excise tax under the Inflation Reduction Act;
●	the risk of cyber incidents or attacks directed at us resulting in information theft, data corruption, operational disruption and/or financial loss;
●	the liquidity and trading market for our public securities;
●	the lack of a market for our securities;
●	the impact of any legal proceedings, investigations or inquiries instituted against the Company;
●	our status as an emerging growth company and a smaller reporting company within the meaning of the Securities Act;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	the potential tax consequences of investing in our securities; or
●	our financial performance.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash	$41,562	$103,976
Total current assets	41,562	103,976
Marketable securities held in trust account	85,136,742	148,555,898
Total assets	$85,178,304	$148,659,874

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,107,126	$3,383,281
Accrued expenses	8,106,093	7,093,247
Loan payable - related party	4,752,500	2,752,500
Excise tax liability	1,082,317	410,577
Due to related party	150,000	90,000
Conditional guarantee liability	4,120,718	3,845,474
Income taxes payable	2,505,856	1,783,230
Total current liabilities	25,824,610	19,358,309
Total liabilities	25,824,610	19,358,309

Commitments and Contingencies (Note 5)

Class A Common stock subject to possible redemption, $0.0001 par value, 100,000,000 shares authorized; 7,392,108 at $11.30 redemption value shares issued and outstanding as of June 30, 2024 and 13,424,131 shares at $11.01 redemption value shares issued and outstanding as of December 31, 2023	83,541,761	147,811,944

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 7,392,108 and 13,424,131 shares subject to possible redemption as of June 30, 2024 and December 31, 2023, respectively)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Accumulated deficit	(24,188,498)	(18,510,810)
Total stockholders’ deficit	(24,188,067)	(18,510,379)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$85,178,304	$148,659,874

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

General and administrative expenses	$1,406,265	$4,839,884	$3,469,105	$7,213,107
Loss from operations	(1,406,265)	(4,839,884)	(3,469,105)	(7,213,107)
Other income (expense):
Investment income held in Trust Account	1,090,443	2,170,728	2,724,842	4,068,457
Interest expense	(175,500)	(75,000)	(360,000)	(75,000)
Conditional guarantee expense	(137,622)	(3,567,205)	(275,244)	(3,567,205)
Loss before income taxes	(628,944)	(6,311,361)	(1,379,507)	(6,786,855)

Income tax provision	(274,134)	(451,652)	(722,626)	(833,665)

Net loss	$(903,078)	$(6,763,013)	$(2,102,133)	$(7,620,520)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	7,392,108	17,250,000	9,248,115	17,250,000

Basic and diluted net loss per share, Class A subject to possible redemption	$(0.08)	$(0.31)	$(0.16)	$(0.35)

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	4,312,500	4,312,500	4,312,500	4,312,500

Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.08)	$(0.31)	$(0.16)	$(0.35)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	13,424,131	$147,811,944	4,312,500	$431	$—	$(18,510,810)	$(18,510,379)
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	1,696,507	—	—	—	(1,696,507)	(1,696,507)
Redemptions of Class A Common stock subject to possible redemption	(6,032,023)	(67,173,998)	—	—	—	—	—
Excise tax	—	—	—	—	—	(671,740)	(671,740)
Net loss	—	—	—	—	—	(1,199,055)	(1,199,055)
Balance - March 31, 2024	7,392,108	$82,334,453	4,312,500	$431	$—	$(22,078,112)	$(22,077,681)
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	1,207,308	—	—	—	(1,207,308)	(1,207,308)
Net loss	—	—	—	—	—	(903,078)	(903,078)
Balance - June 30, 2024	7,392,108	$83,541,761	4,312,500	$431	$—	$(24,188,498)	$(24,188,067)

	Common Stock Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	17,250,000	$177,667,994	4,312,500	$431	$—	$(6,349,715)	$(6,349,284)
Proceeds from sale of private placement warrants	—	—	—	—	1,725,000	—	1,725,000
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	3,200,188	—	—	(1,725,000)	(1,475,188)	(3,200,188)
Net loss	—	—	—	—	—	(857,507)	(857,507)
Balance - March 31, 2023	17,250,000	$180,868,182	4,312,500	$431	$—	$(8,682,410)	$(8,681,979)
Proceeds from sale of private Placement warrants	—	—	—	—	1,725,000	—	1,725,000
Accretion of trust earnings for Class A Common stock subject to possible redemption	—	3,384,604	—	—	(1,725,000)	(1,659,604)	(3,384,604)
Deferred underwriting fees waiver	—	—	—	—	—	6,037,500	6,037,500
Net loss	—	—	—	—	—	(6,763,013)	(6,763,013)
Balance - June 30, 2023	17,250,000	$184,252,786	4,312,500	$431	$—	$(11,067,527)	$(11,067,096)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(2,102,133)	$(7,620,520)
Adjustments to reconcile net loss to net cash used in operating activities
Investment income held in Trust account	(2,724,842)	(4,068,457)
Conditional guarantee expense	275,244	3,567,205
Changes in operating assets and liabilities
Prepaid expenses	—	177,440
Accounts payable	1,723,845	2,240,611
Accrued expenses	1,012,846	3,334,241
Due to related party	60,000	30,000
Income taxes payable	722,626	424,884
Net cash used in operating activities	(1,032,414)	(1,914,596)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(1,030,000)	(3,561,220)
Redemption of investments	67,173,998	621,749
Net cash provided by (used in) investing activities	66,143,998	(2,939,471)

Cash Flows from Financing Activities:
Proceeds from issuance of private placement warrants to Sponsor	—	3,450,000
Proceeds from promissory note - related party	2,000,000	1,250,000
Redemption of Class A common stock subject to possible redemption	(67,173,998)	—
Net cash provided by (used in) financing activities	(65,173,998)	4,700,000

Net change in cash	(62,414)	(154,067)

Cash - beginning of the period	103,976	236,151
Cash - end of the period	$41,562	$82,084

Supplemental disclosure of income taxes paid
Income taxes paid	$—	$520,000

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A common stock subject to possible redemption	$2,903,815	$6,584,792
Deferred underwriting fees waiver	$—	$6,037,500
Excise tax liability	$671,740	$—

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 8, 2021 (inception) through June 30, 2024 relates to the Company’s formation, activities necessary to prepare for the initial public offering (the “Initial Public Offering” or the “IPO”), and the activities necessary to identify a target company and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the IPO.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A common stock shares, $0.0001 par value, included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within up to 33 month period (the “Combination Period”) from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A common stock shares included in the Units sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within the Combination Period from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. See the below sections titled “Extensions of the Period to Complete the Initial Business Combination,” “2023 Special Meeting of Stockholders” and “ February 2024 Special Meeting of Stockholders” for additional information related to the Combination Period.

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

Pursuant to the Company’s amended and restated certificate of incorporation if the Company is unable to complete the Initial Business Combination by August 28, 2024 (pursuant to the 2023 and February 2024 Charter Amendment Proposals discussed below), unless the Combination Period is further extended, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent director nominees will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Combination Period of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A common stock shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

2023 Special Meeting of Stockholders

On August 24, 2023, the Company convened a special meeting of stockholders (the “2023 Special Meeting”) at which our stockholders approved, among other items, (i) a proposal to amend the Company’s amended and restated certificate of incorporation to provide the board of directors with the right to extend (the “Monthly Extensions”) the date by which the Company has to consummate a business combination (the “Combination Period”) up to an additional six (6) times for one (1) month each time, from August 28, 2023 to February 28, 2024 (the “2023 Extension Amendment Proposal”); (ii) a proposal to approve the adoption of an amendment (the “2023 Trust Amendment”) to the Trust Agreement to allow the Company to extend the Combination Period up to an additional six (6) times for one (1) month each time from August 28, 2023 to February 28, 2024 by depositing into the Trust Account, for each one-month extension, the lesser of (a) $280,000 and (b) $0.035 per public share then outstanding (the “Trust Amendment Proposal”); and (iii) a proposal to amend the amended and restated certificate of incorporation to eliminate the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation”) to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “2023 Redemption Limitation Amendment Proposal” and together with the 2023 Extension Amendment Proposal and the Trust Amendment Proposal, the “2023 Charter Amendment Proposals”).

In connection with the 2023 Charter Amendment Proposals, holders of the Company’s public shares were given the opportunity to redeem their public shares for a pro rata share of the funds on deposit in the Trust Account as of two business days prior to such approval, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding public shares. The stockholders holding an aggregate of 3,825,869 shares of Class A Common Stock elected to redeem their shares at a per share redemption price of $10.73, totaling $41,057,655. Following the 2023 Special Meeting and associated redemptions, the Company had approximately $144.9 million remaining in the Trust Account.

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

February 2024 Special Meeting of Stockholders

The Company convened a special meeting of stockholders on February 26, 2024 (the “February 2024 Special Meeting”) at which the Company’s stockholders approved the amendment to the Company’s Charter to provide the Company’s board of directors with the right to extend the Combination Period up to an additional six (6) times for one (1) month each time, from February 28, 2024 to August 28, 2024 the “February 2024 Extension Amendment Proposal”). The Company also entered into a second amendment (the “2024 Trust Amendment” and together with February 2024 Extension Amendment Proposal, the “February 2024 Charter Amendment Proposals”) to the Trust Agreement, The Trust Amendment, as amended, allows the Company to extend the date by which the Company has to consummate a business combination up to an additional six (6) times for one (1) month each time from February 28, 2024 to August 28, 2024 by depositing into the Trust Account, for each one-month extension, the lesser of (a) $150,000 and (b) $0.030 per share for each then-outstanding share of the Company’s Class A common stock (the “Public Shares”) after giving effect to the redemption of the Public Shares for the redemption price.

In connection with the February 2024 Charter Amendment Proposals, holders of the Company’s public shares were given the opportunity to redeem their public shares for a pro rata share of the funds on deposit in the Trust Account, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding public shares. Stockholders holding 6,032,023 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $67.2 million (approximately $11.14 per Public Share) were removed from the Company’s Trust Account to pay such redeeming holders of Public Shares. Following the redemptions, a total of 7,392,108 Public Shares remained outstanding and eligible for redemption, and the Company had approximately $82.7 million remaining in the Trust Account.

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

On May 29, 2024, the Company further extended the period it has to consummate an initial Business Combination by a period of one month, or until June 28, 2024 (the “Fourth 2024 Monthly Extension”). In connection with the one - month extension, the Company’s Sponsor deposited $150,000 into the Company’s Trust Account.

On June 28, 2024, the Company further extended the period it has to consummate an initial Business Combination by a period of one month, or until July 28, 2024 (the “Fifth 2024 Monthly Extension”). In connection with the one - month extension, the Company’s Sponsor deposited $150,000 into the Company’s Trust Account.

On July 30, 2024, the Company further extended the period it has to consummate an initial Business Combination by a period of one month, or until August 28, 2024 (the “Sixth 2024 Monthly Extension”). In connection with the one - month extension, the Company’s Sponsor deposited $150,000 into the Company’s Trust Account.

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

The terms of the Business Combination Agreement provides that New PubCo (or to the extent applicable, Sponsor) will reimburse ZB Limited (the “Reimbursement Obligations”) for certain tax liabilities incurred by the members of ZB Limited in connection with the transactions contemplated by the Business Combination Agreement on or before January 31, 2025, as applicable. Pursuant to the terms of the Business Combination Agreement, New PubCo will use its commercially reasonable efforts to ensure that at least $4,200,000 of cash will remain in one or more bank accounts of New PubCo or under New PubCo’s control to make such payments to ZB Limited. In the event that the board of directors of New PubCo determines in good faith that the payment of the full amount of the Reimbursement Obligations, as applicable, would adversely affect New PubCo’s ability to: (i) pay its obligations when due, (ii) conduct its business in accordance with its business plan or (iii) comply with the covenants included in the Target Companies’ senior credit facility and other material contracts and indebtedness, Sponsor has agreed to transfer such shortfall amount, as applicable, to ZB Limited, in cash or in shares of New PubCo Common Stock (as determined in Sponsor’s sole discretion), with each such share valued at $10.00 per share.

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

Under the original terms of the agreement, if the Business Combination Agreement is validly terminated, none of the parties thereto will have any liability or any further obligation under the Business Combination Agreement, other than for actual fraud or any willful or material breach of the Business Combination Agreement occurring prior to the termination and other than certain exception and except for certain other exceptions contemplated by the Business Combination Agreement (including the terms of the Confidentiality Agreement (as defined in the Business Combination Agreement)) that will survive termination of the Business Combination Agreement. Notwithstanding the foregoing, if the Business Combination Agreement was to be terminated by the Target Companies pursuant to the applicable terms set forth in the Business Combination Agreement and any member of the Target Company group was to consummate an acquisition transaction within twelve months of such termination, then the Target Companies would have paid Sponsor an amount equal to the greater of (i) $4,000,000 and (ii) four percent of the aggregate fair market value of the consideration paid to the Target Company Equityholders upon the consummation of the acquisition transaction giving rise to such termination fee; provided that such fee would have been capped at the lower of $12,000,000 and all actual documented and out-of-pocket expenses incurred by SPAC in connection with the transactions contemplated by the Business Combination Agreement. The Waiver and Consent dated as of February 25, 2024 allowed the Target Companies to engage in the solicitation of, exploration and negotiation of, entry into, and consummation of (a) one or more potential sales, whether structured as a sale of equity of some or all of the Unifund Entities, a sale of some, all or substantially all of the assets of some or all of the Unifund Entities or as a merger, consolidation or otherwise, including, without limitation, sales of one or more of the receivables portfolios held by any of the Unifund Entities, which may or may not be made in the ordinary course of their respective business (a “Sale Transaction”) and (b) one or more financing transactions whether structured as debt, equity or a combination thereof, to provide for among other things the refinancing of the Unifund Entities’ existing senior secured credit facility (each, a “Financing Transaction” and together with any Sale Transaction, each, a “Strategic Transaction”). The Waiver and Consent further waived any past, current, or future defaults under the Business Combination Agreement caused by, arising from, or in connection with, any Strategic Transaction and further waived any and all defaults or breaches of the Business Combination Agreement by the Unifund Entities that may have occurred prior to or on the date of signing the Waiver and Consent.

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

On June 28, 2024, the U.S. Department of the Treasury and the Internal Revenue Service issued final regulations that provide guidance on how to report and pay the 1% U.S. federal excise tax owed on corporate stock repurchases. Under this guidance, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

Because any redemptions of the Company’s stock in connection with a business combination, extension vote or otherwise will occur after December 31, 2022 such redemptions, including the redemptions that took place on August 24, 2023 and February 26, 2024 in connection with the 2023 Special Meeting and February 2024 Special Meeting, respectively, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with any such redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases the Company consummates in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs (including redemptions in connection with the Special Meetings), (iii) the nature and amount of any equity issuances, in connection with a business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) legal uncertainties regarding how the excise tax applies to transactions like the Business Combination (and, if applicable, a complete liquidation and dissolution of the Company) and the content of final and proposed regulations and further guidance from the Treasury. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination. The proceeds placed in the Trust Account and the interest earned thereon will not be used to pay for the excise tax that may be levied on the Company in connection with such redemptions. The Company further confirms that it will not utilize any funds from the Trust Account to pay any such excise tax.

On August 24, 2023, the Company’s stockholders redeemed 3,825,869 Class A common stock shares for a total of $41,057,655. On February 26, 2024, the Company’s stockholders redeemed an additional 6,032,023 Class A common stock shares for a total of $67,173,998. The Company evaluated the classification and accounting of the stock redemptions under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of the excise taxes becoming payable and determined that a contingent liability should be calculated and recorded. The Company accrued $671,740 of excise tax liability related to the February 26, 2024 redemptions. There were no additional accruals during the three months ended June 30, 2024. The excise tax liability totaled $1,082,317 and $410,577 as of June 30, 2024 and December 31, 2023, respectively.

Liquidity and Going Concern

As of June 30, 2024, the Company held $41,562 outside of the Trust Account (reserved for tax payments) and had a working capital deficit of $25,783,048, which is not sufficient to allow the Company to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements, assuming that the proposed Business Combination with Unifund or another target company is not consummated during that time. Giving effect to the February 2024 Charter Amendment Proposals discussed above, the Company has until August 28, 2024 to complete an initial Business Combination, subject to the Company making the required Trust Account deposits. If an initial Business Combination is not consummated by August 28, 2024, absent any further extension, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and provide for the required monthly extension Trust Account deposits. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Management has determined that the liquidity condition, potential mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2—Summary of Significant Accounting Policies

During the six-month period ended June 30, 2024, there were no changes to the significant accounting policies in relation to what was described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”).

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed financial position as of June 30, 2024 and its results of operations for the three-month and six-month periods ended June 30, 2024 and 2023, and changes in stockholders’ deficit and cash flows for the periods presented. The results disclosed in the unaudited condensed statement of operations for the three-months and six-months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 filed with the Securities and Exchange Commission.

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

Marketable securities held in the Trust Account

As of June 30, 2024 and December 31, 2023, the Company’s portfolio of investments held in the Trust Account are comprised solely of securities held in a mutual fund that invests in U.S. Treasury securities with a maturity of 180 days or less. These securities are presented on the unaudited condensed balance sheets at their fair value at the end of each reporting period. Earnings on these securities are included in investment income in the accompanying unaudited condensed statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

During the three and six months ended June 30, 2024, the Company did not withdraw any dividend and interest income from the Trust Account for payment of franchise and income tax obligations. During the three and six months ended June 30, 2023, the Company withdrew $520,000 and $621,749, respectively, of dividend and interest income from the Trust Account for payment of franchise and income tax obligations. As of the date of this Quarterly Report on Form 10-Q, $1,075,252 of the funds withdrawn during the year ended December 31, 2023 have not been remitted to satisfy franchise and income tax liabilities and such liabilities remain outstanding.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheet as of June 30, 2024 is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A common stock issuance costs	(10,100,667)
Fair value of Public Warrants at issuance	(4,672,162)
Redemptions of Class A common stock	(108,231,653)
Plus:
Re-measurement of carrying value to redemption value	18,222,829
Accretion of trust earnings	15,823,414
Class A common stock subject to possible redemption	$83,541,761

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist cash accounts in financial institutions which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2024 and December 31, 2023, the Company has not experienced losses on its cash accounts and management believes the Company is not exposed to significant risks on such accounts.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of June 30, 2024 and December 31, 2023, the Company only held Level 1 financial instruments, which are the Company’s Marketable securities held in Trust Account.

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

Business Combination Costs

Costs incurred in relation to a potential Business Combination may include legal, accounting, and other expenses. Any such costs are expensed as incurred. The Company incurred approximately $0.7 million and $2.3 million of Business Combination costs (including all costs incurred by Unifund in connection with the Business Combination Agreement in accordance with its terms), for the three and six months ended June 30, 2024, respectively. The Company incurred approximately $4.1 million and $6 million of Business Combination costs (including all costs incurred by Unifund in connection with the Business Combination Agreement in accordance with its terms), for the three and six months ended June 30, 2023, respectively.

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

For the three months ended
June 30, 2024
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(570,344)
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Common Stock	7,392,108
Basic and diluted net loss per share, Redeemable Class A Common Stock	$(0.08)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(332,734)
Denominator: Weighted Average Shares Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B Common Stock	$(0.08)

For the six months ended
June 30, 2024
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(1,433,620)
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Common Stock	9,248,115
Basic and diluted net loss per share, Redeemable Class A Common Stock	$(0.16)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(668,513)
Denominator: Weighted Average Shares Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B Common Stock	$(0.16)

For the three months ended
June 30, 2023
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(5,410,410)
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net loss per share, Redeemable Class A Common Stock	$(0.31)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(1,352,603)
Denominator: Weighted Average Shares Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B Common Stock	$(0.31)

For the six months ended
June 30, 2023
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(6,096,416)
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Common Stock	17,250,000
Basic and diluted net loss per share, Redeemable Class A Common Stock	$(0.35)
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(1,524,104)
Denominator: Weighted Average Shares Outstanding Non-Redeemable Class B Common Stock	4,312,500
Basic and diluted net loss per share, Non-Redeemable Class B Common Stock	$(0.35)

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

There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company has not recorded any amounts related to uncertain tax positions. For the six months ended June 30, 2024, the Company incurred $177,374 of interest and penalties on the unremitted income tax obligations. No interest or penalties were incurred during the year ended December 31, 2023.

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

As of June 30, 2024 and December 31, 2023, the Company deemed that the payment of the Extension Notes on behalf of the Sponsor was probable and recorded a liability of $4,120,718 and $3,845,474, respectively, including $3,450,000 of principal, and $670,718 and $395,474 of accrued interest related to the Extension Notes through June 30, 2024 and December 31, 2023, respectively.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2024, which had no impact on its financial statements.

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

As of June 30, 2024 and December 31, 2023, there were 4,312,500 shares of Class B common stock shares issued and outstanding.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company completed a sale of 6,333,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placements”), to the Sponsor and Directors, generating gross proceeds to the Company of $9,500,000. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

In connection with the Initial and Second Extensions, the Company issued an additional 2,300,000 Private Placement Warrants in aggregate, at a rate of $1.50 per private placement warrant, with the same terms as the Private Placement Warrants issued in connection with the closing of the Company’s IPO.

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

In connection with the Initial Extension and the Second Extension, the Company also entered into a Conditional Guaranty Agreement in favor of the Noteholder in respect of each of the Extension Notes described above. Pursuant to each Conditional Guaranty Agreement, the Company has agreed, subject to the Company’s consummation of an Initial Business Combination prior to the Termination Date, to guarantee the payment by the Sponsor to the Noteholder when due of all principal and accrued interest owed to the Noteholder under the respective Extension Note. The Company’s obligations under each Conditional Guaranty Agreement will terminate upon the earliest to occur of (i) the payment in full or discharge and termination of the applicable Extension Note, (ii) the failure to consummate an initial business combination prior to the Termination Date or (iii) immediately prior to the voluntary or involuntary liquidation, dissolution or winding up of the Company.

As of June 30, 2024 and December 31, 2023, the Company deemed that the payment of the Extension Notes on behalf of the Sponsor was probable and recorded a liability of $4,120,718 and $3,845,474, respectively, including $3,450,000 of principal, and $670,718 and $395,474 of accrued interest related to the Extension Notes through June 30, 2024 and December 31, 2023, respectively.

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

For each of the three month and six month periods ended June 30, 2024 and 2023, the Company expensed $30,000 and $60,000, respectively, for the services provided through the Administrative Services Agreement. As of June 30, 2024 and December 31 2023, the balance due under the agreement was $150,000 and $90,000, respectively, and was included in Due to related party.

Related Party Loans

On May 24, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Loan”). This loan was non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the Initial Public Offering (the “Maturity Date”). There were no amounts outstanding related to the Loan as of June 30, 2024 as the Loan had been fully paid at the IPO Date.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, no amounts were due under the Working Capital Loans.

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

On May 10, 2024, the Company further amended and restated the Promissory Note (the “Third A&R Promissory Note”) to, among other things (i) increase the principal amount that may be drawn upon by the Company to up to $4,500,000, and (ii) amend the maturity date to the earlier of (a) the closing of the Business Combination or (b) August 28, 2024.

On August 14, 2024, the Company and the Sponsor further amended and restated the Third A&R Promissory Note (the “Fourth A&R Promissory Note”) to (i) increase the principal amount of the Third A&R Promissory Note that may be drawn upon by the Company up to $5,500,000, and (ii) amend the maturity date to the earliest of (x) the closing of the proposed Business Combination, (y) the time that is immediately prior to the dissolution, liquidation or winding-up of the Company, or (z) November 23, 2024.

Through June 30, 2024 and December 31, 2023, the Company received an aggregate of $4,752,500 and $2,752,500, respectively, in proceeds from the Sponsor under the Promissory Note, as amended. The Company recorded interest expense of $175,500 and $75,000 on the Amended Promissory Note for the three month periods ended June 30, 2024 and 2023, respectively. The Company recorded interest expense of $360,000 and $75,000 on the Amended Promissory Note for the six month periods ended June 30, 2024 and 2023, respectively.

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

Note 7—Stockholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there was no preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. In August 2023, in connection with the Special Meeting as disclosed in Note 1 above, stockholders holding 3,825,869 shares of Class A common stock exercised their right to redeem such shares for $41,057,655, representing the pro rata portion of the funds in the Company’s Trust Account as of the date of the Special Meeting. In February 2024, in connection with the February 2024 Special Meeting as disclosed in Note 1 above, stockholders holding 6,032,023 shares of Class A common stock exercised their right to redeem such shares for $67,173,998, representing the pro rata portion of the funds in the Company’s Trust Account as of the date of the Special Meeting. As of June 30, 2024 and December 31, 2023, there were 7,392,108 and 13,424,131 shares of Class A common stock issued and outstanding subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, 4,312,500 shares of Class B common stock were issued and outstanding.

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

Note 8—Income Taxes

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable loss and associated income tax provision based on actual results through June 30, 2024. The Company’s effective tax rate was (43.6%) and (7.0%) for the three months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate was (52.4)% and (12.0)% for the six months ended June 30, 2024 and 2023, respectively.

The difference between the effective tax rate of (43.6%) and (52.4)% for the three and six months ended June 30, 2024 and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2024 was primarily due to permanent differences resulting from transaction costs associated with the Company’s proposed business combination (Note 1) and the interest and penalties incurred, and the temporary difference resulting from the change in the valuation allowance recorded against the deferred taxes arising from the Company’s startup costs. The difference between the effective tax rate of (7.0%) and (12.0)% for the three and six months ended June 30, 2023 and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2023 was primarily due to permanent differences resulting from transaction costs associated with the Company’s proposed business combination (Note 1) and the change in the valuation allowance, resulting from recognizing a full valuation allowance against the deferred tax assets arising from the Company’s startup costs.

As of June 30, 2024, and December 31, 2023, the Company has no uncertain tax positions related to federal and state income taxes. The 2022 and 2021 federal tax returns for the Company remain open for examination. The assessed interest are penalties are classified in the unaudited condensed financial statements as tax expense. For the three and six months ended June 30, 2024, the Company incurred $57,416 and $177,374, respectively, of interest and penalties on the unremitted income tax obligations. No interest or penalties were incurred during the three and six months ended June 30, 2023.

Note 9—Subsequent Events

The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than below:

On August 19, 2024, we filed a definitive proxy statement (the “August 2024 Extension Proxy Statement”) with the SEC in connection with a special meeting of stockholders (the “August 2024 Special Meeting”) to be held on August 28, 2024 for the purpose of voting on the following proposals: (i) a proposal to amend our amended and restated certificate of incorporation to provide our board of directors with the right to extend (the “Extension”) the date by which we have to consummate a business combination up to an additional three (3) times for one (1) month each time, from August 28, 2024 to November 23, 2024 (as extended, the “Extended Date”) (i.e., for a period of time ending 36 months after the consummation of the IPO) (the “August 2024 Extension Amendment Proposal”); (ii) a proposal to approve the adoption of an amendment (the “ August 2024 Trust Amendment”) to the Trust Agreement to allow us to extend the Combination Period up to an additional three (3) times for one (1) month each time from August 28, 2024 to November 23, 2024, the Extended Date, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $150,000 and (b) $0.30 per public share then outstanding (the “August 2024 Trust Amendment Proposal” and, together with the August 2024 Extension Amendment Proposal, the “August 2024 Charter Amendment Proposals”); and (iii) a proposal to approve the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes to approve the August 2024 Charter Amendment Proposals or if we determine that additional time is necessary to effectuate the Extension.

The sole purpose of the August 2024 Extension Amendment Proposal and the Trust Amendment Proposal is to provide us with sufficient time to complete an initial business combination. While we and the other parties to the Business Combination Agreement are working toward satisfaction of the conditions to complete the proposed Business Combination, our board of directors currently believes that there will likely not be sufficient time before August 28, 2024 to complete a business combination. Accordingly, our board of directors believes that the Extension is necessary in order to be able to consummate a business combination.

On August 14, 2024, the Company and the Sponsor further amended and restated the Third A&R Promissory Note (the “Fourth A&R Promissory Note”) to (i) increase the principal amount of the Third A&R Promissory Note that may be drawn upon by the Company up to $5,500,000, and (ii) amend the maturity date to the earliest of (x) the closing of the proposed Business Combination, (y) the time that is immediately prior to the dissolution, liquidation or winding-up of the Company, or (z) November 23, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements for the period ended June 30, 2024, and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 16, 2024 (the “2023 Form 10-K”). This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A, “Risk Factors” in the 2023 Form 10-K, under Part II, Item IA. “Risk Factors,” and under the heading “Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

Waiver and Consent to Business Combination Agreement

On February 25, 2024, the Company, Sponsor and Holdings entered into a Waiver and Consent to Business Combination Agreement (the “Waiver and Consent”). The Waiver and Consent, among other things, permits the Target Companies to engage in the solicitation of, exploration and negotiation of, entry into, and consummation of (a) one or more potential sales, whether structured as a sale of equity of some or all of the Unifund Entities, a sale of some, all or substantially all of the assets of some or all of the Unifund Entities or as a merger, consolidation or otherwise, including, without limitation, sales of one or more of the receivables portfolios held by any of the Unifund Entities, which may or may not be made in the ordinary course of their respective business (a “Sale Transaction”) and (b) one or more financing transactions whether structured as debt, equity or a combination thereof, to provide for among other things the refinancing of the Unifund Entities’ existing senior secured credit facility (each, a “Financing Transaction” and together with any Sale Transaction, each, a “Strategic Transaction”). The Waiver and Consent further waived any past, current, or future defaults under the Business Combination Agreement caused by, arising from, or in connection with, any Strategic Transaction and further waived any and all defaults or breaches of the Business Combination Agreement by the Unifund Entities that may have occurred prior to or on the date of signing the Waiver and Consent. The Waiver and Consent resulted in amendments to the termination provisions of the Business Combination Agreement as discussed below.

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

2023 Special Meeting of Stockholders

On August 24, 2023, the Company convened a special meeting of stockholders (the “2023 Special Meeting”) at which the stockholders approved, among other items, (i) a proposal to amend the Company’s amended and restated certificate of incorporation to provide the board of directors with the right to extend the date by which the Company has to consummate a business combination (the “Combination Period”) up to an additional six (6) times for one (1) month each time, from August 28, 2023 to February 28, 2024 (the “2023 Extension Amendment Proposal”); (ii) a proposal to approve the adoption of an amendment (the “2023 Trust Amendment”) to the Trust Agreement to allow the Company to extend the Combination Period up to an additional six (6) times for one (1) month each time from August 28, 2023 to February 28, 2024, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $280,000 and (b) $0.035 per public share then outstanding (the “Trust Amendment Proposal”); and (iii) a proposal to amend the amended and restated certificate of incorporation to eliminate the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation”) to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “2023 Redemption Limitation Amendment Proposal” and together with 2023 Extension Amendment Proposal and the Trust Amendment Proposal, the “2023 Charter Amendment Proposals”).

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

February 2024 Special Meeting of Stockholders

The Company’s board of directors determined that there would not be sufficient time before the February 28, 2024 extension deadline to complete a business combination. Accordingly, the Company convened a special meeting of stockholders on February 26, 2024 (the “February 2024 Special Meeting”) at which our stockholders approved (i) a proposal to further amend our amended and restated certificate of incorporation to provide our board of directors with the right to extend the Combination Period up to an additional six (6) times for one (1) month each time, from February 28, 2024 to August 28, 2024 (the “February 2024 Extension Amendment Proposal”) and (ii) a proposal to approve the adoption of an amendment to the Trust Agreement to allow the Company to extend the Combination Period up to an additional six (6) times for one (1) month each time from February 28, 2024 to August 28, 2024, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $150,000 and (b) $0.030 per public share then outstanding (the “2024 Trust Amendment Proposal,” and together with February 2024 Extension Amendment Proposal and the 2024 Trust Amendment Proposal, the “February 2024 Charter Amendment Proposals”).

In connection with the February 2024 Charter Amendment Proposals, holders of the Company’s public shares were given the opportunity to redeem their public shares for a pro rata share of the funds on deposit in the Trust Account, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding public shares. Stockholders holding 6,032,023 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $67.2 million (approximately $11.14 per Public Share) was removed from the Company’s trust account to pay such redeeming holders of Public Shares. Following the redemptions, a total of 7,392,108 Public Shares remained outstanding and eligible for redemption, and the Company had approximately $82.7 million remaining in the Trust Account.

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

On May 29 2024, the Sponsor deposited $150,000 into the Trust Account in connection with the fourth one-month extension of the 2024 Extension to extend the date by which Everest must consummate an initial business combination to June 28, 2024.

On June 28 2024, the Sponsor deposited $150,000 into the Trust Account in connection with the fifth one-month extension of the 2024 Extension to extend the date by which Everest must consummate an initial business combination to July 28, 2024.

On July 30 2024, the Sponsor deposited $150,000 into the Trust Account in connection with the sixth one-month extension of the 2024 Extension to extend the date by which Everest must consummate an initial business combination to August 28, 2024.

Subject to the approval of the August 2024 Extension Amendment Proposal (defined below) at the August 2024 Special Meeting (defined below), the Combination Period currently expires on August 28, 2024

Extension Proxy Statement and August 2024 Special Meeting of Stockholders

On August 19, 2024, we filed a definitive proxy statement (the “August 2024 Extension Proxy Statement”) with the SEC in connection with a special meeting of stockholders (the “August 2024 Special Meeting”) to be held on August 28, 2024 for the purpose of voting on the following proposals: (i) a proposal to amend our amended and restated certificate of incorporation to provide our board of directors with the right to extend (the “Extension”) the date by which we have to consummate a business combination up to an additional three (3) times for one (1) month each time, from August 28, 2024 to November 23, 2024 (as extended, the “Extended Date”) (i.e., for a period of time ending 36 months after the consummation of the IPO) (the “August 2024 Extension Amendment Proposal”); (ii) a proposal to approve the adoption of an amendment (the “ August 2024 Trust Amendment”) to the Trust Agreement to allow us to extend the Combination Period up to an additional three (3) times for one (1) month each time from August 28, 2024 to November 23, 2024, the Extended Date, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $150,000 and (b) $0.30 per public share then outstanding (the “August 2024 Trust Amendment Proposal” and, together with the August 2024 Extension Amendment Proposal, the “August 2024 Charter Amendment Proposals”); and (iii) a proposal to approve the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes to approve the August 2024 Charter Amendment Proposals or if we determine that additional time is necessary to effectuate the Extension.

The sole purpose of the August 2024 Extension Amendment Proposal and the Trust Amendment Proposal is to provide us with sufficient time to complete an initial business combination. While we and the other parties to the Business Combination Agreement are working toward satisfaction of the conditions to complete the proposed Unifund Business Combination, our board of directors currently believes that there will likely not be sufficient time before August 28, 2024 to complete a business combination. Accordingly, our board of directors believes that the Extension is necessary in order to be able to consummate a business combination.

In connection with the August 2024 Charter Amendment Proposals, holders of public shares may elect to redeem their public shares for a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to such approval, including any interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then outstanding public shares (the “Election”), regardless of whether such public stockholders vote on the Charter Amendment Proposals. If the Charter Amendment Proposals are approved by the requisite vote of stockholders, holders of public shares that do not make the Election will retain the opportunity to have their public shares redeemed in conjunction with the consummation of a business combination, subject to any limitations set forth in our charter, as amended. In addition, public stockholders who do not make the Election would be entitled to have their public shares redeemed for cash if the we have not completed a business combination by the Extended Date. Any redemptions in connection with the August 2024 Special Meeting will reduce the number of our public shares. The withdrawal of funds from the trust account in connection with any redemptions may significantly reduce the amount held in the trust account.

There are no assurances that the Extension will enable us to complete the proposed Unifund Business combination or any other business combination. Even if the Extension is approved and implemented, we can provide no assurances that a business combination will be consummated prior to the Extended Date.

If we do not consummate a business combination within the Combination Period, we will wind up our affairs and liquidate as described further in the Proxy Statement and in our IPO prospectus.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 8, 2021 (inception) through June 30, 2024 were organizational activities, the activities necessary for our IPO, and those to complete the initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account established at the time of the IPO to hold certain proceeds from the IPO and the concurrent sale of the private placement warrants. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as the transaction costs in relation to the proposed Unifund Business Combination.

For the three months ended June 30, 2024, we had a net loss of $903,078, which consists of investment income held in the Trust Account of $1,090,443, offset by general and administrative expenses of $1,406,265, expense of $137,622 related to the increase in conditional guarantee balance, interest expense of $175,500, and the provision for income taxes of $274,134. Of the $1,406,265 of general and administrative expenses, approximately $0.7 million relate to business combination costs and the remaining approximately $0.7 million consisted of operating expenses, including but not limited to legal, accounting, and insurance costs.

For the six months ended June 30, 2024, we had a net loss of $2,102,133, which consists of investment income held in the Trust Account of $2,724,842, offset by general and administrative expenses of $3,469,105, expense of $275,244 related to the increase in conditional guarantee balance, interest expense of $360,000, and the provision for income taxes of $722,626. Of the $3,469,105 of general and administrative expenses, approximately $2.3 million relate to business combination costs and the remaining approximately $1.2 million consisted of operating expenses, including but not limited to legal, accounting, and insurance costs.

For the three months ended June 30, 2023, we had a net loss of $6,763,013, which consists of investment income held in Trust Account of $2,170,728, offset by general and administrative expenses of $4,839,884, expense of $3,567,205 related to the increase in conditional guarantee balance, interest expense of $75,000, and the provision for income taxes of $451,652. Of the $4,839,884 of general and administrative expenses, approximately $4.1 million relate to business combination costs and the remaining approximately $0.7 million consisted of operating expenses, including but not limited to legal, accounting, and insurance costs.

For the six months ended June 30, 2023, we had a net loss of $7,620,520, which consists of investment income held in Trust Account of $4,068,457, offset by general and administrative expenses of $7,213,107, expense of $3,567,205 related to the increase in conditional guarantee balance, interest expense of $75,000, and the provision for income taxes of $833,665. Of the $7,213,107 of general and administrative expenses, approximately $6.0 million relate to business combination costs and the remaining approximately $1.2 million consisted of operating expenses, including but not limited to legal, accounting, and insurance costs.

For the three and six months ended June 30, 2024, the net loss decreased to $903,078 and $2,102,133, respectively, as compared to $6,763,013 and $7,620,520, respectively for the three and six months ended June 30, 2023, due to the decrease in general and administrative expenses and conditional guarantee expense (with $3,450,000 conditional guarantee expense recorded during the three and six month ended June 30, 2023 related to the Extension Notes), partially offset by the decrease in dividend and interest income. For the three and six months ended June 30, 2024, the dividend and interest income decreased to $1,090,443 and $2,724,842, respectively, as compared to $2,170,728 and $4,068,457 for the three and six months ended June 30, 2023, due to the decrease in the principal balance in the Trust Account as a result of the August 2023 and February 2024 redemptions. For the three and six months ended June 30, 2024, the income tax expense decreased to $274,134 and $722,626, respectively, as compared to $451,652 and $833,665 for the three and six months ended June 30, 2023, respectively, due to the decrease in investment income earned from the Trust Account. For the three and six months ended June 30, 2024, the general and administrative costs decreased to $1,406,265 and $3,469,105, respectively, as compared to $4,839,884 and $7,213,107 for the three and six months ended June 30, 2023, due to the decrease in business combination costs.

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

In August 2023, the Company withdrew $1,075,252 of interest and dividend income earned in the Trust Account (the “Withdrawn Trust Funds”) for payment of the Company’s franchise and income tax liabilities. The Withdrawn Trust Funds were restricted for payment of such tax liabilities under the Company’s certificate incorporation and the terms of the Trust Agreement. Through September 30, 2023, the Company mistakenly used $752,885 of Withdrawn Trust Funds for the payment of general operating expenses. In consultation with counsel, management determined that this use of funds was not in accordance with the Trust Agreement. The Company disbursed an aggregate of $322,267, the balance of the Withdrawn Trust Funds, for payment of general operating expenses between October 1, 2023 and November 6, 2023, also counter to the terms of the Trust Agreement. As of the date of this Quarterly Report on Form 10-Q, none of the $1,075,252 had been remitted to satisfy franchise and income tax liabilities and such liabilities remain outstanding. The Company intends to raise additional funds prior to the closing of the Business Combination to satisfy income and franchise tax liabilities. In the event that a Business Combination does not close, any loan made to the Company for the purpose of paying overdue tax obligations that should have been paid using the Withdrawn Trust Funds would be repaid only out of funds held outside the Trust Account. On May 8, 2024, the Sponsor executed a written commitment (the “Commitment Letter”) to pay any amount that the Company is unable to pay that is owed to the Internal Revenue Service for federal income tax or to the Division of Corporations of the State of Delaware for franchise tax, including upon and following a liquidation of the Trust Account, as a result of the use Withdrawn Trust Funds for general corporate purposes. The Company believes that the Sponsor’s obligations under the Commitment Letter accomplish the same outcome as restoring funds to the Trust Account in the event that the Trust Account is liquidated because the amounts withdrawn from the Trust Account in the third quarter of 2023 were intended for the payment of tax obligations. See Part II, Item 1A. “Risk Factors—The Company may not be able to secure additional funding to satisfy income and franchise tax liabilities.”

For the six months ended June 30, 2024 and 2023, cash used in operating activities was $1,032,414 and $1,914,596, respectively. The decrease in cash used in operating activities was primarily due to the decrease in business combination costs during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

As of June 30, 2024, we had cash of $41,562 held outside of the Trust Account (reserved for tax payment) and marketable securities held in the Trust Account of $85,136,742 consisting of securities held in a mutual fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay income and franchise taxes.

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

In order to finance transaction costs in connection with a Business Combination the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, no amounts were due under the Working Capital Loans.

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

On August 14, 2024, the Company and the Sponsor further amended and restated the Third A&R Promissory Note (the “Fourth A&R Promissory Note”) to (i) increase the principal amount of the Third A&R Promissory Note that may be drawn upon by the Company up to $5,500,000, and (ii) amend the maturity date to the earliest of (x) the closing of the proposed Unifund Business Combination, (y) the time that is immediately prior to the dissolution, liquidation or winding-up of the Company, or (z) November 23, 2024.

Through June 30, 2024 and December 31, 2023, the Company received an aggregate of $4,752,500 and $2,752,500, respectively, in proceeds from the Sponsor under the Promissory Note, as amended. During the six months ended June 30, 2024 and 2023, the Company drew an aggregate of $2,000,000 and $1,250,000, respectively, of funds under the Promissory Note, as amended, in order to fund the 2024 Monthly Extensions, and working capital needs.

The Company believes that the proceeds raised in the IPO, and the funds potentially available from loans from the Sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs to complete the proposed Unifund Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. We cannot provide any assurance that any new financing will be available to it on commercially acceptable terms, if at all.

The $41,562 held outside of the Trust Account as of June 30, 2024, in combination with the working capital deficit of $25,783,048, will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements contained elsewhere in this Form 10-Q, assuming that a Business Combination is not consummated during that time.

Giving effect to the 2024 Charter Amendment Extensions and subject to the Company making the required trust account deposits, we have until August 28, 2024 (in absence of further additional special meetings of the stockholders to amend the Company’s Charter) to complete an initial business combination. It is uncertain whether the Company will be able to consummate the proposed business combination by the Termination Date. If we are unable to consummate an initial business combination by the Termination Date, we will as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding shares of Class A common stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

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

For each of the three and six months ended June 30, 2024 and 2023, the Company expensed $30,000 and $60,000, respectively, for the services provided through the Administrative Services Agreement. As of June 30, 2024 and December 31, 2023, the balance due under the agreement was $150,000 and $90,000, respectively, and was included in Due to related party.

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

As of June 30, 2024 and December 31, 2023, the Company deemed that the payment of the Extension Notes on behalf of the Sponsor was probable and recorded a liability of $4,120,718 and $3,845,474, respectively, including $3,450,000 of principal, and $670,718 and $395,474 of accrued interest related to the Extension Notes through June 30, 2024 and December 31, 2023, respectively.

Promissory Note

See “—Liquidity, Capital Resources and Going Concern,” above for a description of the Promissory Note, as subsequently amended and restated by the Amended Promissory note, the Second A&R Promissory Note, the Third A&R Promissory Note and the Fourth A&R Promissory Note) issued by the Company in connection with amounts received in the form of working capital loans during the three and six months ended June 30, 2024. The Company recorded the interest expense of $184,500 and $360,000 on the Amended Promissory Note for the three and six months ended June 30, 2024, respectively.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

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

Recent accounting standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2024, which had no impact on its financial statements.

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

In connection with this Quarterly Report on Form 10-Q, our management, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, and as a result of the material weaknesses described below and the disclosure control deficiency identified in the Company’s Form 10-Q/A filed with the SEC on February 14, 2024, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

As of June 30, 2024, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weaknesses, however until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above under “Remediation Efforts to Address Previously Identified Material Weaknesses,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk disclosed under Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K, which information is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our business. Other than as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K. We may disclose additional changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For a discussion of risks factors related to proposed Unifund Business Combination, see the Registration Statement (File No. 333-273362) initially filed by the Company and the NewPubco with the SEC on July 21, 2023 and subsequently amended. For a discussion of risks factors related to the Extension, see the Company’s definitive proxy statement relating to the August 2024 Special Meeting, filed with the SEC on August 19, 2024.

The Company may not be able to secure additional funding to satisfy income and franchise tax liabilities.

In August 2023, the Company withdrew $1,075,252 of interest and dividend income earned in the Trust Account for payment of our estimated franchise and income tax liabilities. The Withdrawn Trust Funds were restricted for payment of such tax liabilities under Everest’s existing charter and the terms of the Trust Agreement. During the third and fourth quarters of 2023, the Company mistakenly disbursed the aggregate amount of Withdrawn Trust Funds for the payments of general operating expenses counter to the terms of the Trust Agreement. As of the date of this Quarterly Report on Form 10-Q, none of the $1,075,252 had been remitted to satisfy franchise and income tax liabilities and such liabilities remain outstanding. On May 8, 2024, the Sponsor executed the Commitment Letter to pay any amount that the Company is unable to pay that is owed to the Internal Revenue Service for federal income tax or to the Division of Corporations of the State of Delaware for franchise tax, including upon and following a liquidation of the Trust Account, as a result of the Withdrawn Trust Funds. The Sponsor’s obligations under the Commitment Letter are not secured by any collateral or guaranteed by any third party and payment relies solely on the Sponsor’s financial ability to fulfill the commitment. The Company will have no recourse against any secured assets or third-party guarantees to ensure payment under the Commitment Letter. In the event that the Sponsor fails to fulfill its commitment under the Commitment Letter and the Company is otherwise unable to raise additional funds prior to the closing of the Business Combination, Everest may not be able to satisfy its outstanding income and franchise tax liabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three months ended June 30, 2024, that were not otherwise disclosed in a Current Report on Form 8-K.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)Fourth A&R Promissory Note

On August 14, 2024, the Company and the Sponsor entered into the Fourth A&R Promissory note, which further amended and restated the Third A&R Promissory Note, to (i) increase the principal amount of the Third A&R Promissory Note that may be drawn upon by the Company up to $5,500,000, and (ii) amend the maturity date to the earliest of (x) the closing of the proposed Unifund Business Combination, (y) the time that is immediately prior to the dissolution, liquidation or winding-up of the Company, or (z) November 23, 2024.

The foregoing disclosure is a summary only and is qualified in its entirety by reference to the Fourth A&R Promissory Note, attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

(b)None.

(c)During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1†	Business Combination Agreement, dated as of May 19, 2023, by and among the Company, Unifund Financial Technologies, Inc., Unifund Holdings, LLC and USV, LLC	10-Q	001-41100	2.1	08/14/23

2.2	Waiver and Consent to Business Combination Agreement and Plan of Merger, dated as of February 25, 2024, by and among Everest Consolidator Acquisition Corporation, Everest Consolidator Sponsor, LLC and Unifund Holdings, LLC.	8-K	001-41100	2.1	02/26/24

3.1	Amended and Restated Certificate of Incorporation	8-K	001-41100	3.1	11/29/21

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41100	3.1	08/25/23

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-41100	3.1	2/26/24

3.4	Amended and Restated Bylaws	8-K	001-41100	3.2	11/29/21

10.1	Commitment Letter, dated May 8, 2024, issued by Everest Consolidator Sponsor LLC to Everest Consolidator Acquisition Corporation.	8-K	001-41100	10.1	5/10/24

10.2	Third Amended and Restated Promissory Note, dated May 10, 2024, issued by Everest Consolidator Acquisition Corporation to Everest Consolidator Sponsor, LLC	8-K	001-41100	10.2	5/10/24

10.3	Fourth Amended and Restated Promissory Note, dated August 14, 2024, issued by Everest Consolidator Acquisition Corporation to Everest Consolidator Sponsor, LLC					*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File					*

because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*	Filed herewith.
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

EVEREST CONSOLIDATOR ACQUISITION CORPORATION

Date: August 19, 2024	By:	/s/ Adam Dooley
Adam Dooley
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)